Form 10QSB
period 1995-03-31
SAFETY FUND CORP
filed 1995-05-11
CIK 86134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarter ended           March 31, 1995
                           -----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from  ____________ to ____________


                        Commission File Number 2-50084
                                               -------


                          THE SAFETY FUND CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)


          MASSACHUSETTS                                  04-2532311
- -----------------------------------           ----------------------------------
  (State or other jurisdiction of            (I.R.S Employer Identification No.)
  incorporation or organization)


                470 MAIN STREET, FITCHBURG, MASSACHUSETTS 01420
                -----------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number (508) 343-6406
                          --------------


Former name, former address and former fiscal year, if changed since last report: Not Applicable
       -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No_______
   -------


At April 28, 1995, the Registrant had 1,104,747 shares of its common stock outstanding.

                        PART I - FINANCIAL INFORMATION



ITEM I - FINANCIAL STATEMENTS

The financial information required for Part I follows.

                          THE SAFETY FUND CORPORATION
                          CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                        MARCH 31,          DECEMBER 31,
                                                                          1995                1994
                                                                     -----------------------------------
ASSETS
Cash and due from banks                                                $ 14,673,089        $ 15,223,830
Federal funds sold                                                        6,500,000           3,300,000
Investment securities available for sale (amortized cost
   of $48,151,805 in 1995 and $56,788,854 in 1994)                       47,212,495          54,537,725
Investment securities held to maturity (market value
   of $44,776,214 in 1995 and $43,213,908 in 1994)                       45,490,853          45,598,639
Loans                                                                   148,785,002         141,458,341
Less allowance for possible loan losses                                  (6,729,953)         (6,417,407)
                                                                     -----------------------------------
         Net loans                                                      142,055,049         135,040,934
                                                                     -----------------------------------
Premises and equipment, net                                              10,791,258          10,842,035
Accrued interest receivable                                               2,715,666           2,194,161
Other real estate owned, net                                                330,526             533,470
Deferred income tax asset, net                                            2,230,409           2,376,167
Other assets                                                              1,381,728           1,413,796
                                                                     -----------------------------------
Total assets                                                           $273,381,073        $271,060,757
                                                                     ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Interest bearing                                                 $182,618,880        $169,893,349
      Noninterest bearing                                                62,667,857          65,581,158
                                                                     -----------------------------------
         Total deposits                                                 245,286,737         235,474,507
   Securities sold under repurchase agreements                            8,218,476          15,637,436
   Treasury tax and loan notes                                              964,153           2,342,166
   Other liabilities                                                        859,019             954,004
                                                                     -----------------------------------
         Total liabilities                                              255,328,385         254,408,113
                                                                     -----------------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $10 par value;
      100,000 shares authorized, none issued
   Common stock, $5 par value;
      3,200,000 shares authorized
      1,104,747 issued and outstanding                                    5,523,735           5,523,735
   Surplus                                                               10,326,436          10,326,436
   Retained earnings                                                      3,181,986           2,964,004
   Net unrealized loss on investment securities
      available for sale                                                   (979,469)         (2,161,531)
                                                                     -----------------------------------
         Total stockholders' equity                                      18,052,688          16,652,644
                                                                     -----------------------------------
Total liabilities and stockholders' equity                             $273,381,073        $271,060,757
                                                                     ===================================

                          THE SAFETY FUND CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1995               1994
                                                                             ------------------------------
Interest income:
   Interest on loans                                                         $3,467,820         $2,904,379
   Interest and dividends on investment securities:
      Available for sale                                                        840,597          1,079,175
      Held to maturity                                                          794,874              -
   Interest on federal funds sold                                                20,385             50,890
                                                                           --------------------------------
            Total interest income                                             5,123,676          4,034,444
                                                                           --------------------------------
Interest expense:
   Interest on deposits                                                       1,554,336          1,210,301
   Interest on borrowed funds                                                   191,092             49,862
                                                                           --------------------------------
            Total interest expense                                            1,745,428          1,260,163
                                                                           --------------------------------
Net interest income                                                           3,378,248          2,774,281
Provision for possible loan losses                                              525,000            215,006
                                                                           --------------------------------
Net interest income after provision for possible loan losses                  2,853,248          2,559,275
                                                                           --------------------------------
Noninterest income:
   Trust fees                                                                   519,462            521,095
   Service fees                                                                 258,383            245,638
   Gains (losses) on loans sold, net                                                709           (328,150)
   Gains on sales of investment securities
      available for sale, net                                                       781             54,800
   Other                                                                        160,733            136,509
                                                                           --------------------------------
            Total noninterest income                                            940,068            629,892
                                                                           --------------------------------
Noninterest expense:
   Salaries and wages                                                         1,474,866          1,530,557
   Employee benefits                                                            339,678            356,503
   Occupancy, net                                                               258,405            229,380
   Equipment                                                                    292,738            244,818
   Professional fees                                                            198,059            241,071
   Marketing                                                                    162,013            134,203
   FDIC assessments                                                             141,852            136,094
   Other real estate owned, net                                                  17,574            121,846
   Directors' fees                                                               61,300             80,350
   Other                                                                        498,049            344,153
                                                                           --------------------------------
            Total noninterest expense                                         3,444,534          3,418,975
                                                                           --------------------------------
Income (loss) before income taxes                                               348,782           (229,808)
Income tax expense (benefit)                                                    130,800           (103,600)
                                                                           --------------------------------
Net income (loss)                                                            $  217,982         $ (126,208)
                                                                           ================================

Net income (loss) per common share                                              $.20              $(.12)
Weighted average shares outstanding                                           1,104,747          1,074,293

                          THE SAFETY FUND CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                                            Common                            Retained
                                            Stock            Surplus          Earnings          Other              Total
                                         ------------     -------------     -----------     -------------      -------------
Balance December 31, 1994                 $5,523,735       $l0,326,436       $2,964,004      $(2,161,531)       $16,652,644

Net income                                     -                -               217,982           -                 217,982

Reduction in unrealized loss on
investment securities available
for sale, net of income taxes                  -                -                 -            1,182,062          1,182,062
                                         ------------     -------------     ------------    -------------      -------------
Balance, March 31, 1995                   $5,523,735       $10,326,436       $3,181,986      $  (979,469)       $18,052,688
                                         ============     =============     ============    =============      =============

                          THE SAFETY FUND CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------


                                                                                                Three months Ended March 31,
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:                                                1995                1994
                                                                                              -------------       -------------
   Net income (loss)                                                                           $   217,982         $  (126,208)
   Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
      Proceeds from sale of mortgage loans                                                          78,009           9,914,053
      Principal reductions on mortgage loans held for sale                                           -               2,184,778
      Origination of mortgage loans held for sale                                                  (77,300)         (2,726,300)
      Repurchase of mortgage loans previously sold                                                (222,788)         (3,481,495)
      (Gains) losses on mortgage loans sold, net                                                      (709)            328,150
      Depreciation and amortization                                                                300,312             282,112
      Gains on sales of investment securities available for sale, net                                 (781)            (54,800)
      Amortization (accretion) of bond premiums and discounts, net                                 (50,685)             38,862
      Provision for possible losses on loans and other real estate owned                           541,333             300,000
      (Increase) decrease in accrued interest receivable                                          (521,505)            144,123
      Decrease in other assets, net                                                                218,682             368,507
      Decrease in other liabilities                                                                (94,985)            (38,148)
                                                                                              -------------       -------------
   Net cash provided by operating activities                                                       387,565           7,133,634
                                                                                              -------------       -------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
      Proceeds from sales of investment securities available for sale                            6,632,345              65,900
      Proceeds from maturities of investment securities available for sale                       2,000,000             575,000
      Proceeds from maturities of investment securities held to maturity                           179,954              -
      Purchase of investment securities held to maturity                                             -             (1,000,000)
      (Increase) decrease in federal funds sold                                                 (3,200,000)          2,400,000
      Increase in loans outstanding                                                             (7,316,327)         (4,804,508)
      Purchases of premises and equipment                                                         (249,535)           (308,428)
                                                                                              -------------       -------------
   Net cash used by investing activities                                                        (1,953,563)         (3,072,036)
                                                                                              -------------       -------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
      Decrease in securities sold under repurchase agreements                                   (7,418,960)           (496,416)
      Decrease in treasury tax and loan notes                                                   (1,378,013)         (1,243,678)
      Increase (decrease) in deposits                                                            9,812,230          (1,901,154)
      Proceeds from exercise of stock options                                                        -                  65,002
                                                                                              -------------       -------------
   Net cash provided (used) by financing activities                                              1,015,257          (3,576,246)
                                                                                              -------------       -------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                    (550,741)            485,352
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                                      15,223,830          12,931,329
                                                                                              -------------       -------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                         $14,673,089         $13,416,681
                                                                                              =============       =============
Supplemental disclosures of cash flow information:
Cash paid during quarter for:
      Interest                                                                                 $ 1,628,364         $ 1,313,031
      Income taxes                                                                                 141,901               7,846
Non-cash transactions:
      Transfers from loans to other real estate owned                                                -                 238,747

                          THE SAFETY FUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995



1. The financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for interim periods. All such adjustments consist of normal recurring accruals.


2. Results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.


3. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-KSB for the year ended December 31, 1994.


4. Financial statements for interim periods, by their very nature, require estimations which may result in greater imprecision than those associated with annual audited financial statements.


5. Earnings per share are based upon the weighted average number of shares outstanding during the period.


6. In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has a net deferred tax asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1995, the Company had established a valuation allowance of approximately $699,000.


7. As of March 31, 1995, the Company had commitments to extend credit of approximately $24,700,000.

Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

For the three months ended March 31, 1995, the Company recorded a net profit of $217,982 or $.20 per share, as compared to a net loss of $126,208 or $.12 per share for the corresponding period last year. During the first quarter of 1995, the Company continued its strategy to take actions toward reducing its problem assets.

The primary factor that contributed to the Company's third consecutive quarter of profitability was an increase in net interest income, which increased $603,967 as compared to the corresponding period in 1994. The increase reflected both an increase in earning assets and a favorable net interest spread. The Company also saw improvements in gains (losses) on loans sold, which increased by $328,859, and in expenses associated with other real estate owned, which declined by $104,272. The improvements in those areas in the first quarter were largely offset by an increase in the provision for loan losses of $309,994 and by a $100,000 expense reflected in other expense related to the theft of checks being transported to the Company's main office. After giving effect to these and other factors, pre-tax income increased $578,590 in 1Q'95 compared to 1Q'94.

The Company's capital position remains in full compliance with regulatory guidelines.


FIRST QUARTER, 1995 (1Q'95) OPERATIONS COMPARED TO
FIRST QUARTER, 1994 (1Q'94)

The Company had net income of $217,982 ($.20 per share) in 1Q'95 compared to a net loss of $126,208 ($.12 per share). The following discussion summarizes the major components of the increase in earnings.

Income from interest on loans was higher during 1Q'95 than 1Q'94 by $563,441 or 19.4% due to higher average outstanding loan balances and a higher prime lending rate during the quarter.

Interest income from investment securities available for sale and held to maturity increased $556,296 or 51.5% during the period due to higher average outstanding investment levels and higher rates earned.

Interest expense on deposits was higher during 1Q'95 than 1Q'94 by $344,035 or 28.4% due primarily to higher outstanding balances associated with certificate of deposit products and higher rates paid. Interest on borrowed funds also increased by $141,230 due to increased issuance of securities sold under repurchase agreements.

FIRST QUARTER, 1995 (1Q'95) OPERATIONS COMPARED TO
FIRST QUARTER, 1994 (1Q'94) (CONT'D)

The provision for possible loan losses increased during 1Q'95 as compared to 1Q'94 by $309,994 or 144.2%. The provision for loan losses has remained at the same level for three consecutive quarters. The current level reflects the Company's determination to follow a conservative strategy in connection with its continuing efforts to reduce its problem assets. The amount provided during the period is the result of applying the Company's allowance methodology and management's assessment as to the adequacy of the allowance. The allowance for possible losses takes into account specific credit reviews, past loan loss experience, current economic conditions and trends, the volume, growth, and composition of the loan portfolio and the Company's nonaccrual loan balances and loans contractually past due 90 days and still accruing interest.

Gains on loans sold were $709 compared to a net loss of $328,150 during 1Q'94. During 1Q'94, the Company sold several under-performing loans, including a bulk sale at a discount. The 1994 loss included a $300,000 first quarter write-down relating to certain loans which the Company anticipated selling.

Salaries and benefits expense was lower during 1Q'95 as compared to 1Q'94 by $72,516 or 3.8%. During the first quarter of 1994, the Company incurred severance related costs of $390,912 when certain senior managers left the Company. During 1Q'95, the Company had a full quarter of staffing increases implemented during 1994 comprised of additional credit administration and loan resolution personnel, together with additional branch personnel.

Occupancy and equipment expenses increased $76,945 or 16.2% during 1Q'95 as compared to 1Q'94. The increase was due primarily to the operation of two additional branches and also the upgrade of certain systems software.

Other real estate owned expense decreased $104,272 or 85.6% due primarily to a decrease in provisions for losses on other real estate owned.

Other expense increased during 1Q'95 as compared to 1Q'94 by $153,896 or 44.7%. During 1Q'95, the Company sustained a theft of customer checks being transported from a branch office to the Company's main office. Although the Company has made progress reducing the financial exposure to this loss, the Company accrued $100,000, representing the amount not recoverable through insurance claims. In addition, other expense increased due to additional training, supplies expense and postage expense.


ASSET QUALITY

Nonaccrual loans, troubled debt restructurings, other real estate owned and loans contractually past due 90 days and still accruing interest decreased from $5,225,048 at December 31, 1994 to $4,522,567 at March 31, 1995. The
decrease in nonaccrual loans was due primarily to the return to accrual status of certain loans and also as the result of chargeoffs or liquidations.

FIRST QUARTER, 1995 (1Q'95) OPERATIONS COMPARED TO
FIRST QUARTER, 1994 (1Q'94) (CONT'D)

Information with respect to nonaccrual and past due loans, other real estate owned and troubled debt restructurings at March 31, 1995 and December 31, 1994 follows:

                                                                                 March 31,    December 31,
                                                                                  1995           1994
                                                                             -----------------------------

Nonaccrual loans                                                               $2,576,675      $3,606,869
Troubled debt restructurings accruing interest                                  1,044,589         979,687
Loans contractually past due 90 days and still accruing interest                  570,777         105,022
Other real estate owned, net                                                      330,526         533,470
                                                                             -----------------------------
                                                                               $4,522,567      $5,225,048
                                                                             =============================

ALLOWANCE FOR POSSIBLE LOSSES

Activity in the allowance for possible losses for the first three months of 1995 was as follows:

                                                                        OTHER REAL
                                                 LOANS                 ESTATE OWNED              TOTAL
                                             -------------------------------------------------------------
Balance, December 31, 1994                     $6,417,407              $   42,000              $6,459,407
Provision charged to earnings                     525,000                  16,333                 541,333
Charge-offs                                      (265,016)                (48,333)               (313,349)
Recoveries                                         52,562                     -                    52,562
                                             -------------------------------------------------------------
Balance, March 31, 1995                        $6,729,953              $   10,000              $6,739,953
                                             =============================================================

REGULATORY MATTERS AND CAPITAL RESOURCES

Following the 1992 examination by the Comptroller of the Currency, the Bank entered into an informal Memorandum of Understanding. The Memorandum relates to certain aspects of the Bank's operations, including asset quality monitoring and other administrative matters. The Bank believes it has fully complied with eleven of the twelve articles and is actively working toward complete compliance with the remaining asset quality related article in the Memorandum.

The Federal Reserve Board has established risk-based standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments and contingencies.

The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders' equity and preferred stock. Tier 2 capital consists of other types of equity instruments and the allowance for loan and lease losses. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% Tier 1 capital.

For most banks, including the Company's subsidiary bank, the minimum Tier 1 leverage ratio is to be 3% plus an additional cushion of at least 100 to 300 basis points depending upon risk profiles and other factors. The Bank's informal Memorandum of Understanding requires the Bank to maintain a leverage ratio of at least 6.00%. As shown below, the regulatory leverage ratios exceed the minimum required at March 31, 1995.


                                                COMPANY               BANK
                                                -------               -----
       Tier 1 risk-based capital ratio           12.41%              11.65%
       Total risk-based capital ratio            13.70%              12.94%
       Leverage ratio                             6.91%               6.46%

The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profit (as defined) for that year combined with its retained net profits for the preceding two calendar years.


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

As a holding company, the Company's primary sources of liquidity are dividends from the Bank and interest earned on repurchase agreements with the Bank. The Company uses its liquidity to pay cash dividends to shareholders, fund operating expenses and pay income taxes.

Marketable investment securities, particularly those of shorter maturities, are a principal source of liquidity. Available for sale securities maturing or likely to be called in two years or less amounted to approximately $13.3 million at March 31, 1995, representing 27.6% of the available for sale portfolio. Held to maturity securities maturing or likely to be called in two years or less amounted to approximately $2.9 million at March 31, 1995, representing

6.4% of the held to maturity portfolio. Assets such as federal funds sold and maturing loans are also sources of liquidity.

During the second quarter of 1994, the Company transferred securities with a fair value of $5,357,472 from its available for sale portfolio to its held to maturity portfolio. The transfer was the result of a strategic decision, in conjunction with the engagement of a new investment advisor, to hold a larger percentage of the Company's securities to maturity. At the time of transfer, the securities had an unrealized loss of $599,596. Such amount, after related tax benefit of $203,863, is reflected as a decrease to stockholders' equity. This unrealized loss is being amortized over the life of the securities transferred, which is approximately nine years.

Historically, the overall liquidity of the Company has been enhanced by a high level of core deposits. Maintaining an ability to acquire large denomination time deposits, and money fund accounts is a key to assuring liquidity. This involves maintenance of an appropriate maturity distribution of purchased funds as well as diversification of sources through various money markets. During 1Q'95, gross loans increased $7.3 million or 5.2% compared to December 31, 1994. The Company sold approximately $6.6 million of investment securities available for sale during the period. Total deposits increased $9.8 million or 4.2% during the quarter. The increase in deposits enabled the Bank to reduce securities sold under repurchase agreements which decreased $7.4 million or 4.7%. Management believes the liquidity of the Bank is sufficient to meet future needs. The Bank does not accept brokered deposits.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are indexed to the base rate differ considerably from longer-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest sensitive than deposits such as savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, which is the difference between the total of interest sensitive earning assets and interest bearing liabilities. Generally, a financial institution with an excess of interest sensitive assets would have a higher net interest income in times of increasing market interest rates and lower net interest income in times of decreasing market interest rates.

The table on the following page shows the interest sensitivity gaps for five different time intervals as of March 31, 1995 based upon the Company's earliest repricing opportunity according to contractual terms. Loan balances do not take into account normal principal amortization or prepayments. During the first 365 days, there is an excess of interest bearing liabilities over interest earning assets.

                                             INTEREST RATE SENSITIVITY GAPS AS OF MARCH 31, 1995 (in millions):
                                                       2-90         91-365           1-2            Over 2
                                      Immediate        Days          Days           Years           Years        Total
                                     -----------      -------     ---------        --------        --------     --------
INTEREST EARNING ASSETS:
Federal funds sold                     $  6.5         $  --         $  --           $  --         $    --       $   6.5
Investment securities                     --             --            2.0            11.3            34.9         48.2
 available for sale
Investment securities held                --             --            2.9             --             42.6         45.5
 to maturity
Loans                                    83.1            0.2           1.0             1.2            63.3        148.8
                                     -----------      -------     ---------        --------        --------     --------
Total interest earning
 assets                                  89.6            0.2           5.9            12.5           140.8        249.0
                                     -----------      -------     ---------        --------        --------     --------
INTEREST BEARING
 LIABILITIES:
Deposits:
  Savings, N.O.W. and                  (100.9)          (1.6)          --              --              --        (102.5)
    money market
  Time                                    --           (17.5)        (38.4)          (20.1)           (4.1)       (80.1)
Securities sold under                    (7.7)          (0.5)          --              --              --          (8.2)
 repurchase agreements

Treasury tax and loan notes               --            (1.0)          --              --              --          (1.0)
                                     -----------      -------     ---------        --------        --------     --------
Total interest bearing
  liabilities                          (108.6)         (20.6)        (38.4)          (20.1)           (4.1)      (191.8)
                                     -----------      -------     ---------        --------       --------      --------
Interest sensitivity gap               $(19.0)        $(20.4)       $(32.5)         $ (7.6)        $ 136.7      $  57.2
                                     ===========      =======     =========        ========       ========      ========

One of the objectives of the Company's asset-liability management strategy is to effectively manage the sensitivity gap.

In 1994, the Company entered into an interest rate swap to manage exposure to interest rate risk. At March 31, 1995, the Company had outstanding a $5,000,000 interest rate swap agreement whereby, for a three year period, the Company receives a fixed payment of 7.95% on the amount of the agreement in exchange for a variable rate payment indexed to the three month London Interbank Offered Rate (LIBOR) on the same agreement amount. The variable rate payment on March 31, 1995 was 6.25%.

During the first quarter of 1995, the Company entered into an interest rate floor agreement to manage exposure to interest rate risk. At March 31, 1995, the Company had outstanding a $10,000,000 interest rate floor agreement whereby, for a five year period, the Company receives an interest payment if the three month London Interbank Offered Rate (LIBOR) declines below 6.25%. This payment would be based upon the rate difference between current LIBOR and 6.25% accrued on the notional value of $10,000,000. The transaction fee paid of $88,000 is currently being amortized over the life of the contract.

                          PART II - OTHER INFORMATION


ITEMS 1-5   - Not Applicable


ITEM 6      - Exhibits and reports on Form 8-K:



(a) EXHIBITS

                                                                              Page
                                                                              ----
3.1) Articles of Organization



          a.    Articles of organization amended as of January 13, 1986 ......  *

          b.    Amendment dated April 27, 1987................................  *

          c.    Amendment dated April 25, 1988................................  *

3.2)   By-Laws..............................................................  ***

10.1)  Agreement between The Safety Fund Corporation
       and Herbert E. Dunnington dated July 26, 1994......................... ***

10.2)  The Safety Fund Corporation 1984 Incentive Stock Option Plan
       for Key Employees, as amended.........................................  **

10.3)  The Safety Fund Corporation 1994 Incentive and nonqualified
       Stock Option Plan for Key Employees................................... ***

10.4)  Memorandum of Understanding by and between Safety Fund
       National Bank and the office of the Comptroller of the Currency dated April 16, 1992...................................................  *

10.5)  Severance Agreement between Martin D. McNamara and
       Safety Fund National Bank dated February 1, 1994.......................  *

10.6)  Employment Agreement between The Safety Fund Corporation and Christopher W. Bramley dated as of February 1, 1994............... ***

10.7)  Employment and Change of Control Agreement between The Safety
       Fund Corporation and Stephen R. Shirley dated June 1, 1994............ ***

10.8)  Employment and Change of Control Agreement between The Safety
       Fund Corporation and James C. Garvey dated August 4, 1994............. ***



                                                                                Page
                                                                                ----

10.9) Incentive Plan for Senior Officers....................................... ***

21)   List of Subsidiaries....................................................... *

27.1) Financial data schedule................................................... 18

- --------------------------------------------------------------------------------

* Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993

**   Incorporated by reference from the Exhibit 10.4 to Registration
          Statement No. 33-19325.

*** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994


(b)  No Form 8-K was filed during the current quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE SAFETY FUND CORPORATION
                                      ---------------------------
                                              (Registrant)


Date:  May 5, 1995                    /S/ CHRISTOPHER W. BRAMLEY
     -------------------              ------------------------------------------
                                      Christopher W. Bramley
                                      President and Chief Executive Officer
                                      Principal Executive Officer



Date:  May 5, 1995                    /S/ MARTIN F. CONNORS, JR
     -------------------              ------------------------------------------
                                      Martin F. Connors, Jr., Treasurer
                                      Principal Financial and Accounting Officer

                                                    (Signature)

                          THE SAFETY FUND CORPORATION
                               INDEX TO EXHIBITS



            Description                                          Page
- ---------------------------------------------------------------------


27.1)  Financial data schedule .................................. 18