Form 10QSB
period 1995-06-30
SAFETY FUND CORP
filed 1995-08-14
CIK 86134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarter ended           June 30, 1995
                           ----------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from  ____________ to ____________


                        Commission File Number 0-20493
                                               -------


                          THE SAFETY FUND CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)


           MASSACHUSETTS                                   04-2532311
---------------------------------------      -----------------------------------
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

Yes   X       No
   -------      -------


At July 28, 1995, the Registrant had 1,104,747 shares of its common stock outstanding.

                        PART I - FINANCIAL INFORMATION



  ITEM I - FINANCIAL STATEMENTS

  The financial information required for Part I follows.

                          THE SAFETY FUND CORPORATION
                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
                                                              JUNE 30,     DECEMBER 31,
                                                                1995           1994
                                                          -----------------------------
ASSETS
Cash and due from banks                                     $ 13,949,437   $ 15,223,830
Federal funds sold                                             7,400,000      3,300,000
Investment securities available for sale (amortized cost
    of $48,122,585 in 1995 and $56,788,854 in 1994)           48,525,550     54,537,725
Investment securities held to maturity (market value
    of $51,426,628 in 1995 and $43,213,908 in 1994)           50,438,481     45,598,639
Loans                                                        154,167,879    141,458,341
Less allowance for possible loan losses                       (7,370,148)    (6,417,407)
                                                          -----------------------------
            Net loans                                        146,797,731    135,040,934
                                                          -----------------------------
Premises and equipment, net                                   10,535,107     10,842,035
Accrued interest receivable                                    2,194,611      2,194,161
Other real estate owned, net                                     294,929        533,470
Deferred income tax asset, net                                 1,768,151      2,376,167
Other assets                                                   1,650,862      1,413,796
                                                          -----------------------------
Total assets                                                $283,554,859   $271,060,757
                                                          =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Interest bearing                                      $188,155,223   $169,893,349
      Noninterest bearing                                     63,379,494     65,581,158
                                                          -----------------------------
            Total deposits                                   251,534,717    235,474,507
   Securities sold under repurchase agreements                 8,988,742     15,637,436
   Treasury tax and loan notes                                 3,172,367      2,342,166
   Other liabilities                                             537,389        954,004
                                                          -----------------------------
            Total liabilities                                264,233,215    254,408,113
                                                          -----------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $10 par value;
      100,000 shares authorized, none issued
   Common stock, $5 par value;
      3,200,000 shares authorized
      1,104,747 issued and outstanding                         5,523,735      5,523,735
   Surplus                                                    10,326,436     10,326,436
   Retained earnings                                           3,553,615      2,964,004
   Net unrealized loss on investment securities
      available for sale                                         (82,142)    (2,161,531)
                                                          -----------------------------
            Total stockholders' equity                        19,321,644     16,652,644
                                                          -----------------------------
Total liabilities and stockholders' equity                  $283,554,859   $271,060,757
                                                          =============================

                          THE SAFETY FUND CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
Interest income:                                          1995        1994            1995         1994
                                                     -----------------------------------------------------
   Interest on loans                                   $3,612,277  $2,930,394      $ 7,080,097  $5,834,773
   Interest and dividends on investment securities:
      Available for sale                                  785,313   1,021,938        1,625,910   2,101,113
      Held to maturity                                    858,445     149,521        1,653,319     149,521
   Interest on federal funds sold                          64,439      21,442           84,824      72,332
                                                     -----------------------------------------------------
         Total interest income                          5,320,474   4,123,295       10,444,150   8,157,739
                                                     -----------------------------------------------------
Interest expense:
   Interest on deposits                                 1,810,376   1,121,757        3,364,712   2,332,058
   Interest on borrowed funds                             108,859      80,440          299,951     130,302
                                                     -----------------------------------------------------
            Total interest expense                      1,919,235   1,202,197        3,664,663   2,462,360
                                                     -----------------------------------------------------
Net interest income                                     3,401,239   2,921,098        6,779,487   5,695,379
Provision for possible loan losses                        450,000     934,599          975,000   1,149,605
                                                     -----------------------------------------------------
Net interest income after provision
   for possible loan losses                             2,951,239   1,986,499        5,804,487   4,545,774
                                                     -----------------------------------------------------
Noninterest income:
   Trust fees                                             564,317     601,048        1,083,779   1,122,143
   Service fees                                           294,849     272,198          553,232     517,836
   Gains (losses) on loans sold, net                         -         31,029              709    (297,121)
   Gains on sales of investment securities
      available for sale, net                                -         20,262              781      75,062
   Other                                                  159,530     151,488          320,263     287,997
                                                     -----------------------------------------------------
            Total noninterest income                    1,018,696   1,076,025        1,958,764   1,705,917
                                                     -----------------------------------------------------
Noninterest expense:
   Salaries and wages                                   1,493,361   1,427,155        2,968,227   2,957,712
   Employee benefits                                      344,134     388,540          683,812     745,043
   Occupancy, net                                         221,126     200,077          479,531     429,457
   Equipment                                              303,248     254,326          595,986     499,144
   Professional fees                                      217,036     265,399          415,095     506,470
   Marketing                                              174,343     113,072          336,356     247,275
   FDIC assessments                                       141,753     135,841          283,605     271,935
   Other real estate owned, net                            24,524      15,401           42,098     179,808
   Directors' fees                                         56,567      63,917          117,867     144,267
   Other                                                  420,414     388,259          918,463     689,851
                                                     -----------------------------------------------------
            Total noninterest expense                   3,396,506   3,251,987        6,841,040   6,670,962
                                                     -----------------------------------------------------
Income (loss) before income taxes                         573,429    (189,463)         922,211    (419,271)
Income tax expense (benefit)                              201,800        -             332,600    (103,600)
                                                     -----------------------------------------------------
Net income (loss)                                      $  371,629  $ (189,463)     $   589,611  $ (315,671)
                                                     =====================================================
Net income (loss) per common share                         $.34       $(.18)            $.53       $(.29)
Weighted average shares outstanding                     1,104,747   1,075,467        1,104,747   1,074,881

                          THE SAFETY FUND CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------

                                      Common                  Retained
                                      Stock       Surplus     Earnings      Other         Total
                                  ------------- ------------ ----------- ------------- ------------
Balance December 31, 1994           $5,523,735  $l0,326,436  $2,964,004  $(2,161,531)  $16,652,644

Net income                               -            -         589,611       -            589,611

Reduction in unrealized loss on
investment securities available
for sale, net of income taxes            -            -           -        2,079,389     2,079,389
                                  ------------- ------------ ----------- ------------- ------------

Balance, June 30, 1995              $5,523,735  $10,326,436  $3,553,615  $   (82,142)  $19,321,644
                                  ============= ============ =========== ============= ============

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended June 30,

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:                               1995           1994
                                                                              -------------  ------------
   Net income (loss)                                                          $    589,611   $   (315,671)
   Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
      Proceeds from sale of mortgage loans                                          78,009     11,689,653
      Principal reductions on mortgage loans held for sale                           -          4,538,232
      Origination of mortgage loans held for sale                                  (77,300)    (5,238,678)
      Repurchase of mortgage loans previously sold                                (222,788)    (3,727,041)
      (Gains) losses on mortgage loans sold, net                                      (709)       297,121
      Depreciation and amortization                                                597,839        564,792
      Gains on sales of investment securities available for sale, net                 (781)       (75,062)
      Amortization (accretion) of bond premiums and discounts, net                 (78,426)        75,526
      Provision for possible losses on loans and foreclosed properties             996,008      1,250,000
      (Increase) decrease in accrued interest receivable                              (450)       186,323
      (Increase) decrease in other assets, net                                     (19,533)       226,865
      Decrease in other liabilities                                               (416,615)      (198,705)
                                                                              -------------  ------------
   Net cash provided by operating activities                                     1,444,865      9,273,355
                                                                              -------------  ------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
      Proceeds from sales of investment securities available for sale            6,632,345     13,108,090
      Proceeds from maturities of investment securities available for sale       2,000,000      1,302,410
      Proceeds from maturities of investment securities held to maturity           406,600          -
      Purchase of investment securities held to maturity                        (5,100,000)   (22,239,473)
      (Increase) decrease in federal funds sold                                 (4,100,000)     7,900,000
      Increase in loans outstanding                                            (12,509,009)    (2,877,598)
      Purchases of premises and equipment                                         (290,911)      (522,047)
                                                                              -------------  ------------
   Net cash used by investing activities                                       (12,960,975)    (3,328,618)
                                                                              -------------  ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
      Increase (decrease) in securities sold under repurchase agreements        (6,648,694)     2,723,476
      Increase (decrease) in treasury tax and loan notes                           830,201     (1,556,894)
      Increase (decrease) in deposits                                           16,060,210     (7,545,117)
      Proceeds from exercise of stock options                                        -             65,002
                                                                              -------------  ------------
   Net cash provided (used) by financing activities                             10,241,717     (6,313,533)
                                                                              -------------  ------------
DECREASE IN CASH AND DUE FROM BANKS                                             (1,274,393)      (368,796)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                      15,223,830     12,931,329
                                                                              -------------  ------------
CASH AND DUE FROM BANKS, END OF PERIOD                                        $ 13,949,437   $ 12,562,533
                                                                              =============  ============
Supplemental disclosures of cash flow information:
Cash paid during six months for:
      Interest                                                                $  3,471,618   $  2,533,769
      Income taxes                                                                 657,109          7,846
Non-cash transactions:
      Transfers from loans to other real estate owned                              154,000        739,620
      Transfer of investment securities available for sale
      to investment securities held to maturity                                       -         5,357,472

                          THE SAFETY FUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

  1. The financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for interim periods. All such adjustments consist of normal recurring accruals.

  2. Results of operations for the six month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

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

  6. In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has a net deferred tax asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 1995, the Company had established a valuation allowance of approximately $699,000.

  7. The "net unrealized loss on investment securities available for sale" included in the stockholders' equity section of the Company's balance sheet as of June 30, 1995, consists of two components:

       Net unrealized gain on investment securities
       available for sale, net of deferred income
       taxes of $137,008                                         $265,957

       Net unrealized loss related to investment
       securities transferred from the available for
       sale portfolio to the Company's held to maturity
       portfolio, net of deferred income taxes of
       $179,323                                                  (348,099)
                                                                 --------
                                                                $ (82,142)
                                                                 ========

  8. As of June 30, 1995, the Company had commitments to extend credit of approximately $29,142,000.

  Item 2


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  GENERAL

  For the quarter ended June 30, 1995, the Safety Fund Corporation earned a net profit of $371,629 or $.34 per share. This represents a 70.5% increase over the earnings of $217,982 reported during the first quarter. For the six months of 1995, the Company had a profit of $589,611 or $.53 per share compared with a net loss of $315,671 or $(.29) per share for the first six months of 1994.

  The Company has now achieved four consecutive profitable quarters and is continuing its strategy to take actions toward reducing its problem assets.

  The primary factor for the year to date increase in earnings over prior year was an increase in net interest income. Net interest income increased $1,084,108 as compared to 1994. The Company also saw improvements in gains (losses) on loans sold, which increased by $297,830, expenses associated with other real estate owned which declined by $137,710 and a decrease in the provision for possible loan losses of $174,605. The improvements in those areas in the first half were partially offset by an increase in occupancy and equipment expense of $146,916 and by a $100,000 expense reflected in other expense related to the theft of checks being transported to the Company's main office in the first quarter of 1995. After giving effect to these and other factors, pre-tax income increased $905,282 in the first half of 1995 compared to the first half of 1994.

  The Company's capital position remains in full compliance with regulatory guidelines.

  SIX MONTHS OF 1995 (1H'95) OPERATIONS COMPARED TO
  SIX MONTHS OF 1994 (1H'94)

  The Company had net income of $589,611 ($.53 per share) in 1H'95 compared to a net loss of $315,671 ($.29 per share) in 1H'94. The following discussion summarizes the major components of the increase in earnings.

  Income from interest on loans was higher during 1H'95 than 1H'94 by $1,245,324 or 21.3%. During the first half of 1995, the Company had higher average loans outstanding and a lower level of nonaccrual loans as compared to 1994. In addition, the prime lending rate was higher in 1995 than 1994.

  Interest income from investment securities available for sale decreased $475,203 or 22.6%while interest income from securities held to maturity increased to $1,653,319 from $149,521 during 1994. The change in the composition of the Company's security income is the result of the strategic decision to increase the investment securities held to maturity

  SIX MONTHS OF 1995 (1H'95) OPERATIONS COMPARED TO
  SIX MONTHS OF 1994 (1H'94) (CONT'D)


  portfolio and not replace investment securities maturing or sold from the available for sale portfolio. In total, interest income from the investment securities portfolios increased $1,028,595 or 45.7% during the period due mainly to higher average outstanding investment levels and also to higher rates earned.

  Interest expense on deposits was also higher during 1H'95 than 1H'94 by $1,032,654 or 44.3%. The Company's average rate paid on interest bearing deposits increased from 2.8% in 1H'94 to 3.7% during 1H'95. The increased interest expense was also due to higher outstanding balances associated with certificate of deposit products. Interest on borrowed funds also increased by $169,649 due primarily to higher rates and increased issuance of securities sold under repurchase agreements during the period.

  The provision for possible loan losses decreased during 1H'95 as compared to 1H'94 by $174,605 or 15.2%. The amount provided during the period is the result of applying the Company's allowance methodology and management's assessment as to the adequacy of the allowance. That assessment takes into account specific credit reviews, past loan loss experience, current economic conditions and trends, the volume, growth, and composition of the loan portfolio and the Company's nonaccrual loan balances and loans contractually past due 90 days and still accruing interest.

  Gains on loans sold were $709 compared to a net loss of $297,121 during 1H'94. During 1H'94, the Company sold several under-performing loans, including a bulk sale at a discount. The 1994 loss included a $300,000 first quarter write-down relating to certain loans which the Company anticipated selling.

  Salaries, wages and employee benefits decreased during 1H'95 as compared to 1H'94 by $50,716 or 1.4%. During 1994, several senior managers left the Company, resulting in severance related costs totalling $529,949. The 1995 net overall increase, excluding the 1994 severance related expense, of $479,233 or 15.1% is due to additional staffing related to the Company's credit administration and loan resolution departments, together with additional branch personnel.

  Occupancy and equipment expenses increased $146,916 or 15.8% during 1H'95 as compared to 1H'94. The increase was due primarily to the operation of two additional branches and also the upgrade of certain systems software.

  Professional fees decreased during 1H'95 as compared to 1H'94 by $91,375 or 18.0%. The decrease was due primarily to reduced legal, consulting and appraisal expenses associated with troubled assets.

  Marketing expense increased during the period by $89,081 or 36.0%. The Company initiated several new marketing campaigns during the period.

  SIX MONTHS OF 1995 (1H'95) OPERATIONS COMPARED TO
  SIX MONTHS OF 1994 (1H'94) (CONT'D)


  Other real estate owned expense decreased $137,710 or 76.6% due primarily to a decrease in provisions for losses on other real estate owned.

  Other expense increased during 1H'95 as compared to 1H'94 by $228,612 or 33.1%. During the first quarter of 1995, the Company sustained a theft of customer checks being transported from a branch office to the Company's main office. Although the Company has made progress reducing the financial exposure to this loss, the Company accrued $100,000, representing the amount not recoverable through insurance claims. In addition, other expense increased due to additional training, supplies and postage expense. Also, the Company incurred increased telephone and automated teller machine charges associated with additional branches throughout the 1995 period.

  The Company recorded tax expense of $332,600 during 1H'95 as compared to a benefit of $103,600 during 1H'94. The Company's effective tax rate of 36.1% during 1H'95 was less than the statutory rate of 42.3% due to the Company's investment in tax-exempt assets and the use of its Massachusetts security corporation, which is taxed at a preferential state rate. The benefit of 24.7% recorded during 1H'94 was based on an evaluation of the Company's tax history and status of temporary differences.



  SECOND QUARTER, 1995 (2Q'95) OPERATIONS COMPARED TO
  SECOND QUARTER, 1994 (2Q'94)


  The Company had net income of $371,629 ($.34 per share) in 2Q'95 compared to a loss of $189,463 ($.18 per share) in 2Q'94. The following discussion summarizes the major components of the increase in earnings.

  Income from interest on loans was higher during 2Q'95 than 2Q'94 by $681,883 or 23.3%. During the second quarter of 1995, the Company had higher average loans outstanding and a lower level of nonaccrual loans as compared to 1994. In addition, the prime lending rate was higher in 1995 than 1994.

  Interest income from investment securities available for sale decreased $236,625 or 23.2% while interest income from securities held to maturity increased to $858,445 from $149,521 during 1994. The change in the composition of the Company's security income is the result of the strategic decision to increase the investment securities held to maturity portfolio and not replace investment securities maturing or sold from the available for sale portfolio. In total, interest income from the investment securities portfolios increased $472,299 or 40.3% during the period due mainly to higher average outstanding investment levels and also to higher rates earned.

  SECOND QUARTER, 1995 (2Q'95) OPERATIONS COMPARED TO
  SECOND QUARTER, 1994 (2Q'94) (CON'T)


  Interest expense on deposits was higher during 2Q'95 than 2Q'94 by $688,619 or 61.4%. The Company's average rate paid on interest bearing deposits increased form 3.1% in 2Q'94 to 3.9% during 2Q'95. The increased interest expense was also due to higher outstanding balances associated with certificate of deposit products. Interest on borrowed funds also increased by $28,419 or 35.3% due primarily to higher rates and increased issuance of securities sold under repurchase agreements and higher rates paid.

  The provision for possible loan losses decreased during 2Q'95 as compared to 2Q'94 by $484,599 or 51.9%. The amount provided during the period is the result of applying the Company's allowance methodology and management's assessment as to the adequacy of the allowance. That assessment takes into account specific credit reviews, past loan loss experience, current economic conditions and trends, the volume, growth, and composition of the loan portfolio and the Company's nonaccrual loan balances and loans contractually past due 90 days and still accruing interest.

  Occupancy and equipment expenses increased $69,971 or 15.4% during 2Q'95 as compared to 2Q'94. The increase was due primarily to the operation of an additional branch and also the upgrade of certain systems software.

  Marketing expense increased $61,271 or 54.2% during 2Q'95 as compared to 2Q'94. The Company initiated several new marketing campaigns during the period.

  The Company recorded tax expense of $201,800 during 2Q'95. The Company's effective tax rate of 35.2% during 2Q'95 was less than the statutory rate of 42.3% due to the Company's investment in tax-exempt assets and the use of its Massachusetts security corporation, which is taxed a preferential state rate. Based on an evaluation of the Company's tax history and status of temporary differences, the Company did not record a benefit on the 2Q'94 loss.

  ASSET QUALITY

  Nonaccrual loans, troubled debt restructurings, other real estate owned and loans contractually past due 90 days and still accruing interest decreased from $5,225,048 at December 31, 1994 to $4,143,082 at June 30, 1995. The
  decrease in nonaccrual loans was due primarily to the return to accrual status of certain loans and also as the result of chargeoffs or liquidations.

  Information with respect to nonaccrual and past due loans, other real estate owned and troubled debt restructurings at June 30, 1995 and December 31, 1994 follows:

                                                                       June 30,   December 31,
                                                                         1995         1994
                                                                    --------------------------

  Nonaccrual loans                                                    $2,751,663    $3,606,869
  Troubled debt restructurings accruing interest                       1,058,988       979,687
  Loans contractually past due 90 days and still accruing interest        37,502       105,022
  Other real estate owned, net                                           294,929       533,470
                                                                    --------------------------
                                                                      $4,143,082    $5,225,048
                                                                    ==========================


  ALLOWANCE FOR POSSIBLE LOSSES

  Activity in the allowance for possible losses for the first six months of 1995 was as follows:

                                                    OTHER REAL
                                      LOANS        ESTATE OWNED          TOTAL
                                 -----------------------------------------------
  Balance, December 31, 1994       $6,417,407         $42,000         $6,459,407
  Provision charged to earnings       975,000          21,008            996,008
  Charge-offs                        (497,307)        (63,008)          (560,315)
  Recoveries                          475,048             -              475,048
                                 ------------------------------------------------
  Balance, June 30, 1995           $7,370,148         $   -           $7,370,148
                                 ================================================

  Recoveries of $475,048 were primarily from four commercial loan relationships which had been charged-off prior to 1995.

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

  For most banks, including the Company's subsidiary bank, the minimum Tier 1 leverage ratio is to be 3% plus an additional cushion of at least 100 to 300 basis points depending upon risk profiles and other factors. The Bank's informal Memorandum of Understanding requires the Bank to maintain a leverage ratio of at least 6.00%. As shown below, the regulatory leverage ratios exceed the minimum required at June 30, 1995.

                                      COMPANY                       BANK
                                      -------                       ----
    Tier 1 risk-based capital ratio    12.40%                      11.70%
    Total risk-based capital ratio     13.69%                      12.99%
    Leverage ratio                      7.00%                       6.55%

  The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profit (as defined) for that year combined with its retained net profits for the preceding two calendar years.



  LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

  The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of

  LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT (CON'T)


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

  Marketable investment securities, particularly those of shorter maturities, are a principal source of liquidity. Available for sale securities maturing or likely to be called in two years or less amounted to approximately $13.5 million at June 30, 1995, representing 27.8% of the available for sale portfolio. Held to maturity securities maturing or likely to be called in two years or less amounted to approximately $8.0 million at June 30, 1995, representing 15.9% of the held to maturity portfolio. Assets such as federal funds sold and maturing loans are also sources of liquidity.

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

  Historically, the overall liquidity of the Company has been enhanced by a high level of core deposits. Maintaining an ability to acquire large denomination time deposits, and money fund accounts is a key to assuring liquidity. This involves maintenance of an appropriate maturity distribution of purchased funds as well as diversification of sources through various money markets. During the first six months of 1995, commercial and consumer loans increased by $12.7 million or 9.0%. while total deposits increased by $16.1 million or 6.8%. The increase in deposits enabled the Bank to reduce securities sold under repurchase agreements which decreased $6.7 million or 42.5%. Management believes the liquidity of the Bank is sufficient to meet future needs. The Bank does not accept brokered deposits.

  Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are indexed to the base rate differ considerably from longer-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest sensitive than deposits such as savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, which is the difference between the total of interest sensitive earning

  LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT (CON'T)


  assets and interest bearing liabilities. Generally, a financial institution with an excess of interest sensitive assets would have a higher net interest income in times of increasing market interest rates and lower net interest income in times of decreasing market interest rates.

  The table on the following page shows the interest sensitivity gaps for five different time intervals as of June 30, 1995 based upon the Company's earliest repricing opportunity according to contractual terms. Loan balances do not take into account normal principal amortization or prepayments. During the first 365 days, there is an excess of interest bearing liabilities over interest earning assets.

                                            INTEREST RATE SENSITIVITY GAPS AS OF JUNE 30, 1995 (in millions):
                                                             2-90     91-365     1-2     Over 2
                                                Immediate    Days      Days     Years     Years     Total
                                               ------------  -------  --------  -------  --------  -------
  INTEREST EARNING ASSETS:
  Federal funds sold                               $  7.4    $  --     $ --    $  --    $   --       $ 7.4
  Investment securities available for sale             --       --       4.1      9.4      35.0       48.5
  Investment securities held to maturity               --       3.0       5.0        -      42.4      50.4
  Loans                                              84.6       0.2       1.0      1.7      66.7     154.2
                                               ------------  -------  --------  -------  --------  -------
  Total interest earning assets                      92.0       3.2      10.1     11.1     144.1     260.5
                                               ------------  -------  --------  -------  --------  -------

  INTEREST BEARING LIABILITIES:
  Deposits:
     Savings, N.O.W. and money market              (101.1)     (2.1)      --       --        --     (103.2)
     Time                                             --      (14.0)    (48.5)   (16.1)     (6.4)    (85.0)
  Securities sold under repurchase                   (8.4)     (0.6)      --       --        --       (9.0)
    agreements
  Treasury tax and loan notes                         --      (3.2)       --       --        --       (3.2)
                                               ------------  -------  --------  -------  --------  -------
  Total interest bearing liabilities               (109.5)    (19.9)    (48.5)   (16.1)     (6.4)   (200.4)
                                               ------------  -------  --------  -------  --------  -------
  Interest sensitivity gap                         $(17.5)   $(16.7)   $(38.4)  $ (5.0)   $137.7    $ 60.1
                                               ============  =======  ========  =======  ========  =======

  One of the objectives of the Company's asset-liability management strategy is to effectively manage the sensitivity gap.

  In 1994, the Company entered into an interest rate swap to manage exposure to interest rate risk. At June 30, 1995, the Company had outstanding a $5,000,000 interest rate swap agreement whereby, for a three year period ending December, 1997, the Company receives a fixed payment of 7.95% on the amount of the agreement in exchange for a variable rate payment indexed to the three month London Interbank Offered Rate (LIBOR) on the same agreement amount. The variable rate payment on June 30, 1995 was 6.00%. In the first six months of 1995, the Company earned $41,277 net, which is included in interest income.

  During the first quarter of 1995, the Company entered into an interest rate floor agreement to manage exposure to interest rate risk. At June 30, 1995, the Company had outstanding a $10,000,000 interest rate floor agreement whereby, for a five year period, ending February, 2000, the Company receives an interest payment if the three month London Interbank Offered Rate (LIBOR) declines below 6.25%. This payment would be based upon the rate difference between current LIBOR and 6.25% accrued on the notional value of $10,000,000. The transaction fee paid of $88,000 is currently being amortized over the life of the contract. Interest earned during 1995 has totalled $1,597 on this agreement.

                          PART II - OTHER INFORMATION


  ITEMS 1-3 - Not Applicable

  ITEM 4    - Submission of Matters to a Vote of Security Holders.

       The Annual Meeting of Shareholders was held on April 24, 1995. At this meeting, the following matters were scheduled to be put before the shareholders for vote: (1) the election of seven directors, (2) a proposal to amend the Company's charter in certain respects, and (3) the adjournment of the Annual Meeting, if necessary, to permit further solicitation of proxies with respect to the proposed charter amendments.

       At a special meeting of the Board of Directors held on April 18, 1995, the Board was advised as to communications received from shareholders opposed to the proposed amendments to the Company's charter contained in the proxy materials for the Annual Meeting. Because it was the sense of the meeting that the proposed amendments would not receive the two-thirds vote required for adoption, management was authorized to advise shareholders in opposition to such proposal that the Board did not intend to pursue the proposal.

       The following is a record of the votes taken at the meeting held on April 24, 1995:

       ELECTION OF DIRECTORS OF THE COMPANY:
       -------------------------------------
                                                          Number of
                                Number of Shares       Shares for Which
                                  Voted for           Authority Withheld
                                ----------------      ------------------
            John R. Clementi       770,587                  116,047
            P. Kevin Condron       770,387                  116,247
            Donald L. Hall         763,293                  123,341
            Michael E. Montuori    770,587                  116,047
            Allen I. Rome          770,587                  116,047
            J. Robert Seder        763,293                  123,341
            Richard L. Yates       770,587                  116,047

       Those Directors whose terms continue after the Annual Meeting are as follows:

                                                         Term Expires
                                                         ------------
            William E. Aubuchon, III                        1996
            Christopher W. Bramley                          1996
            Bigelow Crocker, Jr.                            1996
            David R. Grenon                                 1997
            Edward H. Hall, Jr.                             1997
            George H. Heywood, Jr.                          1996
            John E. Howard                                  1996

            Thomas P. Kelly                                 1997
            Dr. Vincent J. Mara                             1997
            Henri L. Sans, Jr.                              1997

  ITEM 5 The Company filed a registration statement on Form 8-A registering its common stock under section 12(g) of the Securities Exchange Act of 1934. The registration statement became effective on May 17, 1995.

  ITEM 6    Exhibits and reports on Form 8-K:

  (a) EXHIBITS

                                                                           Page
                                                                           ----
  3.1)   Articles of Organization

            a.    Articles of organization amended as of January 13, 1986..  *

            b.    Amendment dated April 27, 1987...........................  *

            c.    Amendment dated April 25, 1988...........................  *

  3.2)   By-Laws.........................................................  ***

  10.1)  Agreement between The Safety Fund Corporation
         and Herbert E. Dunnington dated July 26, 1994...................  ***

  10.2)  The Safety Fund Corporation 1984 Incentive Stock Option Plan
         for Key Employees, as amended....................................  **

  10.3)  The Safety Fund Corporation 1994 Incentive and nonqualified
         Stock Option Plan for Key Employees.............................  ***

  10.4)  Memorandum of Understanding by and between Safety Fund
         National Bank and the office of the Comptroller of the Currency dated April 16, 1992..............................................  *

  10.5)  Severance Agreement between Martin D. McNamara and
         Safety Fund National Bank dated February 1, 1994..................  *

  10.6)  Employment Agreement between The Safety Fund Corporation and Christopher W. Bramley dated as of February 1, 1994.........  ***

  10.7)  Employment and Change of Control Agreement between The Safety
         Fund Corporation and Stephen R. Shirley dated June 1, 1994......  ***

                                                                          Page
                                                                          ----
  10.7)  Employment and Change of Control Agreement between The Safety
         Fund Corporation and James C. Garvey dated August 4, 1994.......  ***

  10.9)  Incentive Plan for Senior Officers..............................  ***

  27.1)  Financial data schedule..........................................  21

  28)    Proxy Statement for the Annual Meeting of Shareholders
         of The Safety Fund Corporation dated April 24, 1995..............  22

________________________________________________________________________________

  * Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993

  **     Incorporated by reference from the Exhibit 10.4 to Registration
            Statement No. 33-19325.

  ***    Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994


  (b) No Form 8-K was filed during the current quarter ended June 30, 1995.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE SAFETY FUND CORPORATION
                                    ---------------------------
                                             (Registrant)


  Date:   August 9, 1995             /S/ CHRISTOPHER W. BRAMLEY
       -----------------------      ------------------------------------
                                    Christopher W. Bramley
                                    President and Chief Executive Officer
                                    Principal Executive Officer



  Date:   August 9, 1995             /S/ MARTIN F. CONNORS, JR.
       -----------------------      ------------------------------------
                                    Martin F. Connors, Jr., Treasurer
                                    Principal Financial and Accounting Officer

                                                 (Signature)

                          THE SAFETY FUND CORPORATION
                               INDEX TO EXHIBITS



            Description                                           Page
----------------------------------------------------------------------


  27.1)  Financial data schedule..................................  21

  28)    Proxy Statement for the Annual Meeting of Shareholders
         of The Safety Fund Corporation dated April 24, 1995......  22