Form 10QSB
period 1995-09-30
SAFETY FUND CORP
filed 1995-11-13
CIK 86134

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarter ended      September 30, 1995
                           ----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from  ____________ to ____________


                         Commission File Number 2-50084
                                                -------


                          THE SAFETY FUND CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)


           Massachusetts                         04-2532311
 ------------------------------------  ----------------------------------
   (State or other jurisdiction of     (I.R.S Employer Identification No.)
  incorporation or organization)


                470 Main Street, Fitchburg, Massachusetts 01420
                -----------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number (508) 343-6406
                          --------------


Former name, former address and former fiscal year, if changed since last report: Not Applicable
        ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No_______
   -------


  At October 27, 1995, the Registrant had 1,075,467 shares of its common stock outstanding.

                        PART I - FINANCIAL INFORMATION



  Item I - Financial Statements

  The financial information required for Part I follows.

                          THE SAFETY FUND CORPORATION
                          Consolidated Balance Sheets
================================================================================


                                                 September 30,    December 31,
                                                      1995            1994
                                               -------------------------------
Assets
Cash and due from banks                           $ 14,926,108    $ 15,223,830
Federal funds sold                                  12,000,000       3,300,000
Investment securities available for sale
 (amortized cost                                    48,421,052      54,537,725
    of $48,092,052 in 1995 and $56,788,854 in
     1994)
Investment securities held to maturity (market
 value                                              52,207,998      45,598,639
    of $53,183,582 in 1995 and $43,213,908 in
     1994)
Loans                                              156,268,278     141,458,341
Less allowance for possible loan losses             (7,381,150)     (6,417,407)
                                               -------------------------------
            Net loans                              148,887,128     135,040,934
                                               -------------------------------
Premises and equipment, net                         10,335,903      10,842,035
Accrued interest receivable                          2,872,746       2,194,161
Other real estate owned, net                           204,400         533,470
Deferred income tax asset, net                       1,663,209       2,376,167
Other assets                                         1,537,255       1,413,796
                                               -------------------------------
Total assets                                      $293,055,799    $271,060,757
                                               ===============================

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Interest bearing                            $187,811,624    $169,893,349
      Noninterest bearing                           64,743,253      65,581,158
                                               -------------------------------
            Total deposits                         252,554,877     235,474,507
   Securities sold under repurchase agreements      15,321,115      15,637,436
   Treasury tax and loan notes                       4,241,118       2,342,166
   Other liabilities                                   994,192         954,004
                                               -------------------------------
            Total liabilities                      273,111,302     254,408,113
                                               -------------------------------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $10 par value;
      100,000 shares authorized, none issued
   Common stock, $5 par value;
      3,200,000 shares authorized
      1,104,747 issued and outstanding               5,523,735       5,523,735
   Surplus                                          10,326,436      10,326,436
   Retained earnings                                 4,214,509       2,964,004
   Net unrealized loss on investment securities
      available for sale                              (120,183)     (2,161,531)
                                               -------------------------------
            Total stockholders' equity              19,944,497      16,652,644
                                               -------------------------------
Total liabilities and stockholders' equity        $293,055,799    $271,060,757
                                               ===============================

                          THE SAFETY FUND CORPORATION
                     Consolidated Statements of Operations
================================================================================


                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,

Interest income:                                           1995         1994          1995          1994
                                                     ------------------------------------------------------
   Interest on loans                                    $3,643,107   $2,881,776   $10,723,204   $ 8,716,549
   Interest and dividends on investment securities:
      Available for sale                                   789,612      780,170     2,415,522     2,881,283
      Held to maturity                                     920,002      550,116     2,573,321       699,637
   Interest on federal funds sold                           99,299       73,498       184,123       145,830
                                                     ------------------------------------------------------
         Total interest income                           5,452,020    4,285,560    15,896,170    12,443,299
                                                     ------------------------------------------------------
Interest expense:
   Interest on deposits                                  1,845,679    1,202,342     5,210,391     3,534,400
   Interest on borrowed funds                              152,277       84,590       452,228       214,892
                                                     ------------------------------------------------------
            Total interest expense                       1,997,956    1,286,932     5,662,619     3,749,292
                                                     ------------------------------------------------------
Net interest income                                      3,454,064    2,998,628    10,233,551     8,694,007
Provision for possible loan losses                        (250,000)    (525,000)   (1,225,000)   (1,674,605)
                                                     ------------------------------------------------------
Net interest income after provision
   for possible loan losses                              3,204,064    2,473,628     9,008,551     7,019,402
                                                     ------------------------------------------------------
Noninterest income:
   Trust fees                                              554,403      512,255     1,638,182     1,634,398
   Service fees                                            280,782      266,838       834,014       784,674
   Gains (losses) on loans sold, net                             -        2,565           709      (294,556)
   Gains on sales of investment securities
       available for sale, net                                   -            -           781        75,062
   Other                                                   173,668      311,220       493,931       599,217
                                                     ------------------------------------------------------
            Total noninterest income                     1,008,853    1,092,878     2,967,617     2,798,795
                                                     ------------------------------------------------------
Noninterest expense:
   Salaries and wages                                    1,584,745    1,393,632     4,552,972     4,351,344
   Employee benefits                                       364,055      522,782     1,047,867     1,267,825
   Occupancy, net                                          234,708      192,862       714,239       622,319
   Equipment                                               307,821      264,422       903,807       763,566
   Professional fees                                       226,945      304,126       642,040       810,596
   Marketing                                               176,857      125,025       513,213       372,300
   FDIC assessments                                          4,475      133,433       288,080       405,368
   Other real estate owned, net                             21,699       67,257        63,797       247,065
   Directors' fees                                          58,400       54,500       176,267       198,767
   Other                                                   410,518      360,756     1,328,981     1,050,607
                                                     ------------------------------------------------------
            Total noninterest expense                    3,390,223    3,418,795    10,231,263    10,089,757
                                                     ------------------------------------------------------
Income (loss) before income taxes                          822,694      147,711     1,744,905      (271,560)
Income tax expense (benefit)                               161,800            -       494,400      (103,600)
                                                     ------------------------------------------------------
Net income (loss)                                       $  660,894   $  147,711   $ 1,250,505   $  (167,960)
                                                     ======================================================
Net income (loss) per common share                            $.60         $.14         $1.13         $(.16)
Weighted average shares outstanding                      1,104,747    1,075,467     1,104,747     1,075,079

                          THE SAFETY FUND CORPORATION
                Consolidated Statements of Stockholders' Equity
================================================================================


                                      Common                  Retained
                                      Stock       Surplus     Earnings      Other         Total
                                  ----------------------------------------------------------------
Balance December 31, 1994           $5,523,735  $l0,326,436  $2,964,004  $(2,161,531)  $16,652,644
Net income                                   -            -   1,250,505            -     1,250,505
Reduction in unrealized loss on
 investment securities available
 for sale, net of income taxes               -            -           -    2,041,348     2,041,348
                                    ----------  -----------  ----------  -----------   -----------

Balance, September 30, 1995         $5,523,735  $10,326,436  $4,214,509  $  (120,183)  $19,944,497
                                    ==========  ===========  ==========  ===========   ===========

                          THE SAFETY FUND CORPORATION
                     Consolidated Statements of Cash Flows
================================================================================

                                                 Nine Months Ended September 30,
Cash flows provided (used) by operating             1995             1994
 activities:                                    --------------  ---------------
   Net income (loss)                              $  1,250,505    $   (167,960)
   Adjustments to reconcile net income
       (loss) to net cash
       provided (used) by operating activities:
      Proceeds from sales of mortgage loans             78,009      12,099,625
      Principal reductions on mortgage loans                 -       4,998,413
       held for sale
      Origination of mortgage loans held for           (77,300)     (5,436,828)
       sale
      Repurchase of mortgage loans previously         (253,609)     (3,800,580)
       sold
      (Gains) losses on loans sold, net                   (709)        294,556
      Depreciation and amortization                    891,055         850,516
      Gains on sales of investment securities             (781)        (75,062)
       available for sale, net
      Amortization (accretion) of bond                 (80,187)         70,069
       premiums and discounts, net
      Provision for possible losses on loans         1,256,236       1,775,000
       and foreclosed properties
      Increase in accrued interest receivable         (678,585)       (208,566)
      (Increase) decrease in other assets, net         298,915         642,037
      Increase in other liabilities                     40,188         219,479
                                              ---------------- ---------------
   Net cash provided by operating activities         2,723,737      11,260,699
                                              ---------------- ---------------
Cash flows provided (used) by investing
 activities:
      Proceeds from sales of investment              6,632,345      13,108,090
       securities available for sale
      Proceeds from maturities of investment         2,000,000       1,407,111
       securities available for sale
      Proceeds from maturities of investment         8,682,578               -
       securities held to maturity
      Purchase of investment securities held       (15,096,875)    (36,446,512)
       to maturity
      (Increase) decrease in federal funds          (8,700,000)      4,400,000
       sold
      (Increase) decrease in loans outstanding     (14,817,585)      4,127,335
      Purchases of premises and equipment             (384,923)       (618,830)
                                              ---------------- ---------------
   Net cash used by investing activities           (21,684,460)    (14,022,806)
                                              ---------------- ---------------
Cash flows provided (used) by financing
 activities:
      Increase (decrease) in securities sold          (316,321)      2,948,923
       under repurchase agreements
      Increase (decrease) in treasury tax and        1,898,952      (2,054,230)
       loan notes
      Increase (decrease) in deposits               17,080,370       2,549,562
      Proceeds from exercise of stock options                -          65,002
                                              ---------------- ---------------
   Net cash provided by financing activities        18,663,001       3,509,257
                                              ---------------- ---------------
Increase (decrease) in cash and due from banks        (297,722)        747,150
Cash and due from banks, beginning of year          15,223,830      12,931,329
                                              ---------------- ---------------
Cash and due from banks, end of period            $ 14,926,108    $ 13,678,479
                                              ================ ===============
Supplemental disclosures of cash flow
 information:
Cash paid during nine months for:
      Interest                                    $  5,424,981    $  3,830,100
      Income taxes                                     886,109          27,846
Non-cash transactions:
      Transfers from loans to other real               154,400         836,830
       estate owned
      Transfer of investment securities
       available for sale to
      investment securities held to maturity                 -       5,357,472

                          THE SAFETY FUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

  1. The financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for interim periods. All such adjustments consist of normal recurring accruals.

  2. Results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

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

  6. In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has a net deferred tax asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1995, the Company had established a valuation allowance of approximately $599,000.

  7. The "net unrealized loss on investment securities available for sale" included in the stockholders' equity section of the Company's balance sheet as of September 30, 1995, consists of two components:

       Net unrealized gain on investment securities available
       for sale, net of deferred income taxes of $112,077             $ 216,923

       Net unrealized loss related to investment securities
       transferred from the available for sale portfolio to the
       Company's held to maturity portfolio, net of deferred income
       taxes of $173,661                                               (337,106)
                                                                       --------
                                                                      $(120,183)
                                                                       ========

  8. As of September 30, 1995, the Company had commitments to extend credit of approximately $29,836,000.

  Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


  General

  For the quarter ended September 30, 1995, the Safety Fund Corporation earned a net profit of $660,894 or $.60 per share. This represents a 77.8% increase over the earnings of $371,629 reported during the second quarter of 1995. For the nine months of 1995, the Company had a profit of $1,250,505 or $1.13 per share compared with a net loss of $167,960 or $(.16) per share for the first nine months of 1994.

  The Company has now achieved five consecutive profitable quarters and is continuing its strategy to take actions toward reducing its problem assets.

  The primary factor for the year to date increase in earnings over prior year was an increase in net interest income. Net interest income increased $1,539,544 as compared to 1994. The Company also saw improvements in gains (losses) on loans sold, which increased by $295,265, expenses associated with other real estate owned which declined by $183,268 and a decrease in the provision for possible loan losses of $449,605. The improvements in those areas in 1995 were partially offset by an increase in occupancy and equipment expense of $232,161 and by a $100,000 expense reflected in other expense related to the theft of checks being transported to the Company's main office in the first quarter of 1995. After giving effect to these and other factors, pre-tax income increased $2,016,465 in the nine months of 1995 compared to the first nine months of 1994.

  The Company's capital position remains in full compliance with regulatory guidelines.



  Nine Months of 1995 (9M'95) Operations Compared to
  Nine Months of 1994 (9M'94)

  The Company had net income of $1,250,505 ($1.13 per share) in 9M'95 compared to a net loss of $167,960 ($.16 per share) in 9M'94. The following discussion summarizes the major components of the increase in earnings.

  Income from interest on loans was higher during 9M'95 than 9M'94 by $2,006,655 or 23.0%. During the first nine months of 1995, the Company had higher average loans outstanding and a lower level of nonaccrual loans as compared to 1994. Average loans increased during the period by $13 million, earning an average rate of 9.5% as compared to 8.5% during 9M'94. The net growth in the loan portfolio has been accomplished primarily through the origination of residential mortgage and home equity line products.

  Nine Months of 1995 (9M'95) Operations Compared to
  Nine Months of 1994 (9M'94) (Cont'd)


  Interest income from investment securities available for sale decreased $465,761 or 16.2% while interest income from securities held to maturity increased to $2,573,321 from $699,637 during 1994. The change in the composition of the Company's investment income is the result of the strategic decision to increase the investment securities held to maturity portfolio and not replace investment securities maturing or sold from the available for sale portfolio. In total, interest income from the investment securities portfolios increased $1,407,923 or 39.3% during the period due mainly to higher average outstanding investment levels and also to higher rates earned.

  Interest expense on deposits was also higher during 9M'95 than 9M'94 by $1,675,991 or 47.4%. Average interest bearing deposits increased by $18 million during the period, mostly in certificate of deposit products. The Company's average rate paid on interest bearing deposits increased from 2.9% in 9M'94 to 3.8% during 9M'95. Interest expense on borrowed funds also increased by $237,336 due primarily to higher rates and increased issuance of securities sold under repurchase agreements during the period.

  The provision for possible loan losses decreased during 9M'95 as compared to 9M'94 by $449,605 or 26.8%. The amount provided during the period is the result of applying the Company's allowance methodology and management's assessment as to the adequacy of the allowance. That assessment takes into account specific credit reviews, past loan loss experience, current economic conditions and trends, the volume, growth, and composition of the loan portfolio and the Company's nonaccrual loan balances and loans contractually past due 90 days and still accruing interest.

  Gains on loans sold were $709 compared to a net loss of $294,556 during 9M'94. During 9M'94, the Company sold several under-performing loans, including a bulk sale at a discount. The 1994 loss included a $300,000 first quarter write-down relating to certain loans which the Company anticipated selling.

  Other income decreased $105,286 or 17.6% during the period. During the third quarter of 1994, the Company received proceeds from the settlement of a lawsuit in the amount of $134,215.

  Salaries, wages and employee benefits decreased during 9M'95 as compared to 9M'94 by $18,330. During 1994, several senior managers left the Company, resulting in severance related costs totalling $529,949. Also during 1994, the Company incurred a noncash pension settlement expense of $167,656 relating to former employees who took lump-sum pension distributions during the third quarter of 1994. The 1995 net overall increase, excluding the 1994 severance related expenses, of $679,275 or 13.8% is due to additional staffing related to the Company's credit administration and loan resolution departments, together with additional branch personnel.

  Nine Months of 1995 (9M'95) Operations Compared to
  Nine Months of 1994 (9M'94) (Cont'd)


  Occupancy and equipment expenses increased $232,161 or 16.8% during 9M'95 as compared to 9M'94. The increase was due primarily to the operation of two additional branches and also the upgrade of certain computer systems software.

  Professional fees decreased during 9M'95 as compared to 9M'94 by $168,556 or 20.8%. The decrease was due primarily to reduced legal, consulting and appraisal expenses associated with troubled assets.

  Marketing expenses increased during the period by $140,913 or 37.8%. The Company initiated several new marketing campaigns during the period.

  FDIC assessments decreased during the period by $117,288 or 28.9%. The Federal Deposit Insurance Corporation reduced its premium on insured deposits as of June 1, 1995.

  Other real estate owned expense decreased $183,268 or 74.2% due primarily to a decrease in provisions for losses on other real estate owned and the reduced operating expenses associated with fewer properties.

  Other expense increased during 9M'95 as compared to 9M'94 by $278,374 or 26.5%. During the first quarter of 1995, the Company sustained a theft of customer checks being transported from a branch office to the Company's main office. The Company accrued $100,000 which represents the amount not recoverable through insurance claims. In addition, other expense increased due to additional training, supplies and postage expense. Also, the Company incurred increased telephone and automated teller machine charges associated with increased customers and additional branches throughout the 1995 period.

  The Company recorded tax expense of $494,400 during 9M'95 as compared to a benefit of $103,600 during 9M'94. The Company's effective tax rate of 28.3% during 9M'95 was less than the statutory rate of 42.3% due to two factors. First, the Company pays a reduced tax because of the Company's investment in tax-exempt assets and the use of its Massachusetts security corporation, which is taxed at a preferential state rate. Secondly, the Company reduced the valuation allowance on its deferred tax asset by $100,000 during the period. The benefit of 38.2% recorded during 9M'94 was based on an evaluation of the Company's tax history and status of temporary differences.


  Third Quarter, 1995 (3Q'95) Operations Compared to
  Third Quarter, 1994 (3Q'94)

  The Company had net income of $660,894 ($.60 per share) in 3Q'95 compared to income of $147,711 ($.14 per share) in 3Q'94. The following discussion summarizes the major components of the increase in earnings.

  Third Quarter, 1995 (3Q'95) Operations Compared to
  Third Quarter, 1994 (3Q'94) (Cont'd)


  Income from interest on loans was higher during 3Q'95 than 3Q'94 by $761,331 or 26.4%. During the third quarter of 1995, the Company had higher average loans outstanding and a lower level of nonaccrual loans as compared to the 1994 period. Average loans increased during the period by $20 million, earning an average rate of 9.3% as compared to 8.5% during 3Q'94. The net growth in the loan portfolio has been accomplished primarily through the origination of residential mortgage and home equity line products.

  Interest income from investment securities available for sale increased $9,442 or 1.2% while interest income from securities held to maturity increased to $369,886 or 67.2%. The change in the composition of the Company's investment income is the result of the strategic decision to increase the investment securities held to maturity portfolio and not replace investment securities maturing or sold from the available for sale portfolio. In total, interest income from the investment securities portfolios increased $379,328 or 28.5% during the period due mainly to higher average outstanding investment levels and also to higher rates earned.

  Interest expense on deposits was also higher during 3Q'95 than 3Q'94 by $643,337 or 53.5%. Average interest bearing deposits increased by $25 million during the period, mostly in certificate of deposit products. The Company's average rate paid on interest bearing deposits increased from 3.0% in 3Q'94 to 3.9% during 3Q'95. Interest expense on borrowed funds also increased by $67,687 due primarily to higher rates and increased issuance of securities sold under repurchase agreements during the period.

  The provision for possible loan losses decreased during 3Q'95 as compared to 3Q'94 by $275,000 or 52.4%. The amount provided during the period is the result of applying the Company's allowance methodology and management's assessment as to the adequacy of the allowance. That assessment takes into account specific credit reviews, past loan loss experience, current economic conditions and trends, the volume, growth, and composition of the loan portfolio and the Company's nonaccrual loan balances and loans contractually past due 90 days and still accruing interest.

  Other income decreased $137,552 or 44.2% during the period. During the third quarter of 1994, the Company received proceeds from the settlement of a lawsuit in the amount of $134,215.

  Salaries, wages and employee benefits increased during 3Q'95 as compared to 3Q'94 by $32,386. During 3Q'94, the Company incurred a noncash pension settlement expense of $167,656 relating to former employees who took lump-sum pension distributions during the third quarter of 1994. The 3Q'95 net overall increase, excluding the 1994 pension related expenses, of $200,042 or 11.4% is due to additional staffing related to the Company's credit administration and loan resolution departments, together with additional branch personnel.

  Third Quarter, 1995 (3Q'95) Operations Compared to
  Third Quarter, 1994 (3Q'94) (Cont'd)

  Occupancy and equipment expenses increased $85,245 or 18.6% during 3Q'95 as compared to 3Q'94. The increase was due primarily to the operation of an additional branch and also the upgrade of certain computer systems software.

  Professional fees decreased during 3Q'95 as compared to 3Q'94 by $77,181 or 25.4%. The decrease was due primarily to reduced legal, consulting and appraisal expenses associated with troubled assets.

  Marketing expense increased $51,832 or 41.5% during 3Q'95 as compared to 3Q'94. The Company initiated several new marketing campaigns during the period.

  FDIC assessments decreased during the period by $128,958 or 96.6%. The Federal Deposit Insurance Corporation reduced its premium on insured deposits as of June 1, 1995.

  Other real estate owned expense decreased $45,558 or 67.7% due primarily to a decrease in provisions for losses on other real estate owned and the reduced operating expenses associated with fewer properties.

  Other expense increased during 3Q'95 as compared to 3Q'94 by $49,762 or 13.8% due to additional training, supplies and postage expense. Also, the Company incurred increased telephone and automated teller machine charges associated with increased customers and additional branches throughout 3Q'95.

  The Company recorded tax expense of $161,800 during 3Q'95 as compared to no expense or benefit during 3Q'94. The Company's effective tax rate of 19.7% during 3Q'95 was less than the statutory rate of 42.3% due to two factors. First, The Company pays a reduced tax because of the Company's investment in tax-exempt assets and the use of its Massachusetts security corporation, which is taxed at a preferential state rate. Secondly, the Company reduced the valuation allowance on its deferred tax asset by $100,000 during the quarter. The recognition of no benefit or expense during 3Q'94 was based on an evaluation of the Company's tax history and status of temporary differences.


  Asset quality

  Nonaccrual loans, troubled debt restructurings, other real estate owned and loans contractually past due 90 days and still accruing interest decreased from $5,225,048 at December 31, 1994 to $3,654,801 at September 30, 1995. The
  decrease in nonaccrual loans was due primarily to the return to accrual status of certain loans and also as the result of chargeoffs or liquidations.

  Information with respect to nonaccrual and past due loans, other real estate owned and troubled debt restructurings at September 30, 1995 and December 31, 1994 follows:



Asset quality (Cont'd)
                                                     September 30,  December 31,
                                                         1995           1994
                                                   -----------------------------

Nonaccrual loans                                        $2,757,369    $3,606,869
Troubled debt restructurings accruing interest             674,059       979,687
Loans contractually past due 90 days and still              18,973       105,022
 accruing interest
Other real estate owned, net                               204,400       533,470
                                                   -----------------------------
                                                        $3,654,801    $5,225,048
                                                   =============================

  Allowance for possible losses

  Activity in the allowance for possible losses for the first nine months of 1995 was as follows:


                                                Other Real
                                    Loans     Estate Owned       Total
                               -----------------------------------------
Balance, December 31, 1994       $6,417,407        $ 42,000   $6,459,407
Provision charged to earnings     1,225,000          31,236    1,256,236
Charge-offs                        (685,322)        (73,236)    (758,558)
Recoveries                          424,065               -      424,065
                               -----------------------------------------
Balance, September 30, 1995      $7,381,150        $      -   $7,381,150
                               =========================================


  Recoveries of $424,065 were primarily from commercial loan relationships which had been charged-off prior to 1995.


  Regulatory matters and capital resources

  Following the 1992 examination by the Comptroller of the Currency, the Bank entered into an informal Memorandum of Understanding. The Memorandum related to certain aspects of the Bank's operations, including asset quality monitoring and other administrative matters. During the third quarter of 1995, the Company was subject to a regular safety and soundness examination by the Office of the Comptroller of the Currency. The Company has been notified that as a result of that examination, the OCC removed the Memorandum of Understanding.

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

  The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders' equity and preferred stock. Tier 2 capital consists of other types of equity instruments and the allowance for loan and lease losses. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% being Tier 1 capital.

  For most banks, including the Company's subsidiary bank, the minimum Tier 1 leverage ratio is to be 3% plus an additional cushion of at least 100 to 300 basis points depending upon risk profiles and other factors. The Office of the Comptroller of the Currency has requested that the Bank endeavor to maintain a leverage ratio of at least 6% and the Board of Directors has adopted a resolution to that effect. As shown in the following table, the regulatory leverage ratios exceed the minimum required at September 30, 1995.

  The table below sets forth certain regulatory capital ratios for both the Company and the Bank as of September 30, 1995:

                                     Company    Bank
                                     --------  ------
    Tier 1 Risk-Based Capital Ratio    12.76%  12.09%
    Total Risk-Based Capital Ratio     14.05%  13.39%
    Leverage Ratio                      7.11%   6.69%

  The approval of the Comptroller of the Currency is required for a national bank to pay cash dividends if the total of all dividends declared in any calendar year exceeds the Bank's net profit (as defined) for that year combined with its retained net profits for the preceding two calendar years.

  In October, the Company's Board of Directors declared a stock split in the form of a stock dividend equivalent to one-half of one share for every share outstanding for shareholders of record on October 23, 1995. The stock dividend is payable on November 20, 1995.


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

  Marketable investment securities, particularly those of shorter maturities, are a principal source of liquidity. Available for sale securities maturing or likely to be called in two years or less amounted to approximately $16.0 million at September 30, 1995, representing 33.1% of the available for sale portfolio. There were no held to maturity securities maturing or likely to be called in two years or less. Assets such as federal funds sold and maturing loans are also sources of liquidity.

  During the second quarter of 1994, the Company transferred securities with a fair value of $5,357,472 from its available for sale portfolio to its held to maturity portfolio. The transfer was the result of a strategic decision, in conjunction with the engagement of a new investment advisor, to hold a larger percentage of the Company's securities to maturity. At the time of transfer, the securities had an unrealized loss of $599,596. Such amount, after related tax benefit of $203,863, is reflected as a decrease of stockholders' equity. This unrealized loss is being amortized over the life of the securities transferred, which is approximately nine years.

  Historically, the overall liquidity of the Company has been enhanced by a high level of core deposits. Maintaining an ability to acquire large denomination time deposits and money fund accounts is a key to assuring liquidity. This involves maintenance of an appropriate maturity distribution of purchased funds as well as diversification of sources through various money markets. Commercial and consumer loans increased by $14,809,937 or 10.5% during the first nine months of 1995 compared to a decrease of $15,717,781 or 10.7% for the first nine months of last year. Total deposits increased by $17,080,370 or 7.3% during the first nine months as compared to an increase of $2,549,562 or 1.2% for the same period last year. Management believes the liquidity of the Bank is sufficient to meet future needs. The Bank does not accept brokered deposits.

  Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are indexed to a base rate differ considerably from longer-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest sensitive than deposits such as savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, which is the difference between the total of interest sensitive earning assets and interest bearing liabilities. Generally, a financial institution with an excess of interest sensitive assets would have a higher net interest income in times of increasing market interest rates and lower net interest income in times of decreasing market interest rates.

  The table on the following page shows the interest sensitivity gaps for five different time intervals as of September 30, 1995, based upon the Company's earliest repricing opportunity according to contractual terms. Loan balances do not take into account normal principal amortization or prepayments. During the first 365 days, there is an excess of interest bearing liabilities over interest earning assets.


                                             Interest Rate Sensitivity Gaps as of September 30, 1995
                                                                    (in millions):

                                                         2-90    91-365     1-2    Over 2
                                            Immediate    Days     Days     Years    Years     Total
                                          ------------ -------  --------  ------- -------    ------
Interest earning assets:
Federal funds sold                            $  12.0   $    -   $     -   $    -   $    -   $  12.0
Investment securities available for sale            -        -       6.1      9.9     32.4      48.4
Investment securities held to maturity              -        -         -        -     52.2      52.2
Loans                                            83.1        -       0.4      1.3     71.5     156.3
                                          -----------   -------   ------   ------   ------   -------
Total interest earning assets                    95.1        -       6.5     11.2    156.1     268.9
                                          -----------   -------   ------   ------   ------   -------

Interest bearing liabilities:
Deposits:
   Savings, N.O.W. and money market            (100.9)    (2.0)        -        -        -    (102.9)
   Time                                             -    (21.3)    (41.9)   (15.6)    (6.1)    (84.9)
Securities sold under repurchase                (13.3)    (2.0)        -        -        -     (15.3)
   agreements
Treasury tax and loan notes                         -     (4.2)        -        -        -      (4.2)
                                          -----------   -------   ------   ------   ------   -------
Total interest bearing liabilities             (114.2)   (29.5)    (41.9)   (15.6)    (6.1)   (207.3)
                                          -----------   -------   ------   ------   ------   -------
Interest sensitivity gap                      $ (19.1)  $(29.5)  $ (35.4)  $ (4.4)  $150.0   $  61.6
                                          ===========   =======   ======   ======   ======   =======

  One of the objectives of the Company's asset-liability management strategy is to effectively manage the sensitivity gap.

  In 1994, the Company entered into an interest rate swap to manage exposure to interest rate risk. At September 30, 1995, the Company had outstanding a $5,000,000 interest rate swap agreement whereby, for a three year period ending December, 1997, the Company receives a fixed payment of 7.95% on the amount of the agreement in exchange for a variable rate payment indexed to the three month London Interbank Offered Rate (LIBOR) on the same agreement amount. The variable rate payment on September 30, 1995 was 5.87%. In the first nine months of 1995, the Company earned $66,464 net, which is included in interest income.

  During the first quarter of 1995, the Company entered into an interest rate floor agreement to manage exposure to interest rate risk. At September 30, 1995, the Company had outstanding a $10,000,000 interest rate floor agreement whereby, for a five year period, ending February, 2000, the Company receives an interest payment if the three month London Interbank Offered Rate (LIBOR) declines below 6.25%. This payment would be based upon the rate difference between current LIBOR and 6.25% accrued on the notional value of $10,000,000. The transaction fee paid of $88,000 is currently being amortized over the life of the contract. Interest earned during 1995 has totalled $7,986 on this agreement.

                          Part II - OTHER INFORMATION



  Items 1-5   Not Applicable

  Item 6      Exhibits and reports on Form 8-K:


  (a) EXHIBITS
                                                                            Page
                                                                            ----
  3.1)  Articles of Organization

              a.  Articles of organization amended as of January 13, 1986.   *

              b.  Amendment dated April 27, 1987..........................   *

              c.  Amendment dated April 25, 1988..........................   *

  3.2)  By-Laws........................................................... ***

  10.2) The Safety Fund Corporation 1984 Incentive Stock Option Plan
        for Key Employees, as amended.....................................  **

  10.3) The Safety Fund Corporation 1994 Incentive and nonqualified
        Stock Option Plan for Key Employees............................... ***

  10.4) Memorandum of Understanding by and between Safety Fund
        National Bank and the office of the Comptroller of the Currency
        dated April 16, 1992..............................................   *

  10.5) Severance Agreement between Martin D. McNamara and
        Safety Fund National Bank dated February 1, 1994..................   *

  10.6) Employment Agreement between The Safety Fund Corporation and Christopher W. Bramley dated as of February 1, 1994........... ***

  10.7) Employment and Change of Control Agreement between The Safety
        Fund Corporation and Stephen R. Shirley dated June 1, 1994........ ***

  10.8) Employment and Change of Control Agreement between The Safety
        Fund Corporation and James C. Garvey dated August 4, 1994......... ***

  10.9) Incentive Plan for Senior Officers................................ ***

                                                                            Page
                                                                            ----

  27.1)  Financial data schedule........................................     21

  28)    Proxy Statement for the Annual Meeting of Shareholders
         of The Safety Fund Corporation dated April 24, 1995............   ****

--------------------------------------------------------------------------------

  * Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993

  **   Incorporated by reference from the Exhibit 10.4 to Registration
            Statement No. 33-19325.

  *** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994

  **** Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1995


  (b) No Form 8-K was filed during the current quarter ended September 30, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE SAFETY FUND CORPORATION
                                      ---------------------------
                                             (Registrant)


  Date:  November 8, 1995             /s/ Christopher W. Bramley
       --------------------           -------------------------------------
                                      Christopher W. Bramley
                                      President and Chief Executive Officer


  Date:  November 8, 1995             /s/ Martin F. Connors, Jr.
       --------------------           -------------------------------------
                                      Martin F. Connors, Jr., Treasurer
                                      Principal Financial and Accounting Officer
                                                  (Signature)

                          THE SAFETY FUND CORPORATION
                               INDEX TO EXHIBITS



            Description                                          Page
--------------------------------------------------------------------------------


  27.1)  Financial data schedule................................. 21