Form 10QSB/A
period 1995-09-30
SAFETY FUND CORP
filed 1996-01-03
CIK 86134

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB/A

                               (AMENDMENT NO. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarter ended September 30, 1995

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to _____________

                  The following information has been amended:
                        Commission File Number 0-20493
                                               -------


                          THE SAFETY FUND CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)


       Massachusetts                                      04-2532311
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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
Yes  X   No
   -----   -----

The following sentence is amended in its entirety:

At October 27, 1995, the Registrant had 1,104,747 shares of its common stock outstanding.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE SAFETY FUND CORPORATION
                                     ---------------------------
                                             (Registrant)


Date: January 3, 1996                /s/ Christopher W. Bramley
      ---------------                ------------------------------------------
                                     Christopher W. Bramley
                                     President and Chief Executive Officer


Date: January 3, 1996                /s/ Martin F. Connors, Jr.
      ---------------                ------------------------------------------
                                     Martin F. Connors, Jr., Treasurer
                                     Principal Financial and Accounting Officer
                                                      (Signature)