Form 10KSB
period 1995-12-31
SAFETY FUND CORP
filed 1996-04-01
CIK 86134

- --------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
                                  ------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 (Fee Required)
    For the fiscal year ended           December 31, 1995
                              ------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act (No Fee Required)

Commission file number 0-20493
- ------------------------------

                          THE SAFETY FUND CORPORATION
                         -----------------------------
                (Name of Small Business Issuer in its Charter)

         Massachusetts                                           04-2532311
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        470 Main Street
    Fitchburg, Massachusetts                                       01420
- ----------------------------------------                       --------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:                (508) 343-6406
                                                               --------------

- --------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $5.00
                                                             per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                              Yes     X      No
                                                      --------      --------.

Issuer's revenues for its most recent fiscal year:  $25,515,862
                                                    -----------

The aggregate market value of voting stock held by non-affiliates (Persons other than Directors and Executive Officers) of the registrant as of February 1, 1996:

$5.00 Par Value -- $35,143,944.
- -------------------------------

Total number of shares of common stock outstanding at February 1, 1996:

$5.00 Par Value -- 1,660,665 shares.
- ------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part IV incorporate information by reference from the Company's annual report to shareholders for the year ended December 31, 1995 and the Company's proxy statement for the 1996 Annual Meeting of Shareholders.
- --------------------------------------------------------------------------------

                                    PART I


Item 1.  DESCRIPTION OF BUSINESS

     The Safety Fund Corporation, a Massachusetts corporation ("the Holding Company" or "Company", organized in 1973), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has two wholly-owned subsidiaries, Safety Fund National Bank, a national banking association ("Bank") and Safety Fund Realty Corporation, which is currently inactive. The Bank has three wholly-owned subsidiaries, The Lenders/Massachusetts, Inc. ("Lenders"), Prichard Plaza Realty Corp. ("Prichard") and Safety Fund Securities Corporation ("Securities Corp."). Through 1993, Lenders originated, packaged and sold residential mortgage loans; in 1994, it ceased such activities but continues to service loans. Prichard operates one commercial real estate property, the principal tenant of which is the Bank. Securities Corp. invests in debt securities for the benefit of the Company.

     During January 1996 the Company announced it had signed a definitive agreement for the merger of the Company into CFX Corporation of Keene, New Hampshire. Upon consummation of the transaction, Safety Fund National Bank, the Company's bank subsidiary, would operate as a subsidiary of CFX.

     The Bank provides numerous banking services to industry, commerce and government, including the maintenance of demand, savings and time deposit accounts and the granting of various types of loans, including loans under lines of credit and revolving credit, term loans, real estate mortgage loans and other specialized loans.

     The services provided by the Bank to individuals include checking accounts, savings and time accounts, mortgage loans, consumer and other installment loans, credit arrangements, and secured and unsecured personal loans.

     The Bank's Trust Division furnishes a wide range of trust services to individuals, corporations, municipalities and charitable organizations. The Bank acts as trustee of personal, corporate, pension, profit-sharing and other employee-benefit trusts, provides investment, advisory and custody services and acts as executor, administrator and trustee of estates.

     The business of the Bank is not significantly affected by seasonal factors.


COMPETITION

     Safety Fund National Bank, a national banking association in existence since 1874, services a primary retail banking market within Worcester County, Massachusetts, which includes the cities and towns of Fitchburg, Gardner, Leominster, Lunenburg, Westborough and Worcester. According to the 1990 census, the population of these communities was 293,500 residents occupying 108,300 households. As a secondary market area, the Bank services those towns which are contiguous to the towns in the primary market. To a much lesser degree, the Bank provides retail banking services throughout Worcester County, with a total residential population of approximately 710,000 people and total households of approximately 260,000.

     On a county-wide basis, the Bank's principal retail competition consists of two super-regional banks with combined assets in excess of $130 billion and a de novo bank consisting of nine branches with headquarters in Burlington, Vermont. In addition, competition exists in selected communities within the primary market as a result of two state-chartered commercial banks with combined assets under $450 million, as well as several local savings institutions, credit unions, insurance companies and brokerage firms.

     Operating in a highly competitive business banking environment, Safety Fund National Bank has focused on serving the deposit and borrowing needs of the small and medium size businesses located within the central Massachusetts region. Competition in these market segments is greatest among the community banks; however, the markets continue to receive greater attention by the larger institutions as technology makes servicing these segments more cost effective.

     The Bank's Investment and Trust Department furnishes a wide range of investment and trust services to individuals, corporations, municipalities and charitable organizations throughout central Massachusetts. Although the principal competitors relative to these markets are the large super-regional banks, investment advisory, brokerage and large law firms have become increasingly more competitive during the last several years.


REGULATION OF THE HOLDING COMPANY

     The Holding Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files reports with the Federal Reserve Board as required under the Bank Holding Company Act.

     The Bank Holding Company Act requires prior approval by the Federal Reserve Board of the acquisition by the Holding Company of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Holding Company can engage in such activities. The Bank Holding Company Act prohibits the Holding Company and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services. There are also restrictions on transactions between the Bank and the Holding Company, or other affiliates.


REGULATION OF THE BANK

     The Bank is a national banking association chartered under the National Bank Act. As such, it is subject to the supervision of the Office of the Comptroller of the Currency. Areas in which the Bank is subject to regulation by federal authorities include, among others, reserves, loans, capital, investments, issuances of various types of securities, participation in mergers and consolidations, and certain transactions with or in the stock of the Holding Company.

     The Holding Company, as a stockholder of the Bank, may be subject to assessment to restore impaired capital as and to the extent provided in Section 5205 of the Revised Statutes of the United States (12 U.S.C., Section 55). There is no such impairment of capital of the Bank.


EMPLOYEES

     As of December 31, 1995, the Bank had 215 employees, consisting of 151 full-time employees and 64 part-time employees. None of the Bank's employees are represented by a union or other labor organization. The Bank provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES


Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


     The following table shows the Company's average assets, liabilities and stockholders' equity.



                                                    DECEMBER 31
                                        1995           1994           1993
                                  --------------------------------------------

Assets
Cash and due from banks...........  $ 13,731,710   $ 14,613,442   $ 14,308,499
Federal funds sold................     4,506,849      4,944,658      7,771,917
Investment securities available
 for sale.........................    59,543,185     56,157,314              -
Investment securities held to
 maturity.........................    39,858,920     24,608,009     67,523,579
Loans, net of unearned discount...   152,991,386    139,977,398    151,470,970
Less allowance for possible
   loan losses....................    (7,088,958)    (6,658,664)    (3,101,131)
                                    ------------   ------------   ------------
        Net loans.................   145,902,428    133,318,734    148,369,839
                                    ------------   ------------   ------------
Premises and equipment, net.......    10,604,862     11,168,260     11,521,134
Other assets......................     6,555,786      7,079,677      7,509,089
                                    ------------   ------------   ------------
Total assets......................  $280,703,740   $251,890,094   $257,004,057
                                    ============   ============   ============

Liabilities and stockholders' equity
Interest bearing deposits.........  $183,744,335   $164,749,217   $171,732,090
Noninterest bearing deposits......    62,906,594     57,257,080     50,008,901
                                    ------------   ------------   ------------
        Total deposits............   246,650,929    222,006,297    221,740,991
Federal funds purchased and
 securities sold under
 repurchase agreements............    11,685,725      9,226,546      9,282,379
Treasury tax and loan notes.......     2,002,937      1,690,532      1,958,705
Other liabilities.................       760,469        785,166      1,562,386
                                    ------------   ------------   ------------
        Total liabilities.........   261,100,060    233,708,541    234,544,461
Total stockholders' equity........    19,603,680     18,181,553     22,459,596
                                    ------------   ------------   ------------
Total liabilities and
    stockholders' equity..........  $280,703,740   $251,890,094   $257,004,057
                                    ============   ============   ============

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)

    The following tables show the components of net interest differential for the years ended December 31:

                                                        1995
                                   ---------------------------------------------
                                     Average         Interest      Avg. Rates
                                     Balance      Income/Expense   Earned/Pd
                                   ---------------------------------------------
Loans, net of unearned             $152,991,386      $14,483,998     9.47%
 discount/(1,2)/..............
Taxable investment securities.       99,402,105        6,709,485     6.75
Non-taxable investment                        -                -        -
 securities/(2)/..............
Federal funds sold............        4,506,849          263,506     5.85
                                   ------------    -------------
  Total interest earning assets    $256,900,340      $21,456,989     8.35
                                   ============    -------------     ----
Interest bearing deposits.....     $183,744,335      $ 7,031,330     3.83
Borrowed funds................       13,688,662          609,929     4.46
                                   ------------    -------------
  Total interest bearing
   liabilities                     $197,432,997      $ 7,641,259     3.87
                                   ============    -------------     ----
Net interest income                                  $13,815,730
                                                   =============
Net interest spread                                                  4.48%
                                                                     ====
Net yield on interest earning
 assets                                                              5.38%
                                                                     ====

                                                        1994
                                   ---------------------------------------------
                                     Average         Interest      Avg. Rates
                                     Balance      Income/Expense   Earned/Pd
                                   ---------------------------------------------
Loans, net of unearned
 discount/(1,2)/..............     $139,977,398      $11,852,620       8.47%
Taxable investment securities.       80,725,939        5,211,519       6.46
Non-taxable investment                   39,384            1,070       2.72
 securities/(2)/..............
Federal funds sold............        4,944,658          198,832       4.02
                                   ------------    -------------
     Total interest earning
      assets                       $225,687,379       17,264,041       7.65
                                   ============    -------------      -----
Interest bearing deposits.....     $164,749,217        4,864,132       2.95
Borrowed funds................       10,917,078          363,864       3.33
                                   ------------    -------------
     Total interest bearing
      liabilities                  $175,666,295        5,227,996       2.98
                                   ============    -------------      -----
Net interest income                                  $12,036,045
                                                   =============
Net interest spread                                                    4.67%
                                                                      =====
Net yield on interest earning
 assets                                                                5.33%
                                                                      =====


                                                        1993
                                   ---------------------------------------------
                                     Average         Interest      Avg. Rates
                                     Balance      Income/Expense   Earned/Pd
                                   ---------------------------------------------
Loans, net of unearned
 discount/(1,2)/..............     $151,470,970      $13,438,678       8.87%
Taxable investment securities.       67,357,894        4,378,284       6.50
Non-taxable investment
 securities/(2)/..............          165,685            4,529       2.73
Federal funds sold............        7,771,917          239,417       3.08
                                   ------------    -------------
     Total interest earning
      assets                       $226,766,466       18,060,908       7.96
                                   ============    -------------     ------
Interest bearing deposits.....     $171,732,090        5,514,081       3.21
Borrowed funds................       11,241,084          251,240       2.24
                                   ------------    -------------
     Total interest bearing
      liabilities                  $182,973,174        5,765,321       3.15
                                   ============    -------------     ------
Net interest income                                  $12,295,587
                                                   =============
Net interest spread                                                    4.81%
                                                                     ======
Net yield on interest earning
 assets                                                                5.42%
                                                                     ======

(1) Includes non-accruing loan balances and interest actually received on such loans.
(2) Interest on non-taxable loans and investment securities are not on a tax equivalent basis. The amounts involved are not material.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Continued)


     The following tables show the dollar amount of changes in the interest income, interest expense and changes segregated for each category of interest earning asset and interest-bearing liability into amounts attributable to changes in volume and changes in rate for the years ended December 31, 1995 and 1994:



                                                                            1995
                                         ---------------------------------------------------------------------------
                                             Dollar                     Changes in                     Changes in
                                            Amount of                     Volume                         Rate
                                             Changes                   Inc/(Dec)/(1)/                 Inc/(Dec)/(2)/
                                         ----------------------------------------------------------------------------
Loans, net of unearned discount            $ 2,631,378                    $ 1,102,285                   $1,529,093
Taxable investment securities                1,497,966                      1,206,480                      291,486
Non-taxable investment securities               (1,070)                        (1,070)                           -
Federal funds sold                              64,674                        (17,600)                      82,274
                                         -------------                  -------------                 ------------
   Total interest earning assets             4,192,948                      2,290,095                    1,902,853
                                         -------------                  -------------                 ------------
Interest bearing deposits                    2,167,198                        560,356                    1,606,842
Borrowed funds                                 246,065                         92,294                      153,771
                                         -------------                  -------------                 ------------
   Total interest bearing liabilities        2,413,263                        652,650                    1,760,613
                                         -------------                  -------------                 ------------
Net interest income                        $ 1,779,685                    $ 1,637,445                   $  142,240
                                         =============                  =============                 ============



                                                                       1994
                                         ----------------------------------------------------------------------------
                                             Dollar                     Changes in                     Changes in
                                            Amount of                     Volume                         Rate
                                             Changes                   Inc/(Dec)/(1)/                 Inc/(Dec)/(2)/
                                         ----------------------------------------------------------------------------

Loans, net of unearned discount            $(1,586,058)                   $(1,019,480)                  $ (566,578)
Taxable investment securities                  833,235                        868,923                      (35,688)
Non-taxable investment securities               (3,459)                        (3,448)                         (11)
Federal funds sold                             (40,585)                       (87,080)                      46,495
                                         -------------                  -------------                 ------------
   Total interest earning assets              (796,867)                      (241,085)                    (555,782)
                                         -------------                  -------------                 ------------
Interest bearing deposits                     (649,949)                      (224,150)                    (425,799)
Borrowed funds                                 112,624                         (7,258)                     119,882
                                         -------------                  -------------                 ------------
   Total interest bearing liabilities         (537,325)                      (231,408)                    (305,917)
                                         -------------                  -------------                 ------------
Net interest income                        $  (259,542)                   $    (9,677)                  $ (249,865)
                                         =============                  =============                 ============



  NOTE:   The change due to the volume/rate variance has been allocated to rate.
          (1)  Change in volume times old interest rate
          (2)  Change in interest rate times old volume

INVESTMENT SECURITY PORTFOLIOS


The following table shows the carrying value of the Company's investment portfolios at December 31 for each of the past three years:


                                                   1995         1994         1993
                                              -------------  -----------  -----------
Available for Sale at Market:
  U.S. Government obligations                   $24,101,410  $32,985,638  $37,663,406
  U.S. Government agencies and corporations      39,355,399   21,270,987   33,243,731
  Obligations of states/political subdivisions        -            -          575,000
  Other securities                                  281,100      281,100      351,600
                                              -------------  -----------  -----------
                                                $63,737,909  $54,537,725  $71,833,737
                                              =============  ===========  ===========
                                                  1995          1994         1993
                                              -------------  -----------  -----------
Held to Maturity at Amortized Cost:
  U.S. Government obligations                   $ 3,335,420  $ 3,013,473  $    -
  U.S. Government agencies and corporations      23,482,316   28,841,901       -
  Mortgage-backed securities                     12,906,342   13,743,265       -
   Other securities                                 200,000        -           -
                                              -------------  -----------  -----------
                                                $39,924,078  $45,598,639  $    -
                                              =============  ===========  ===========

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of the new Statement as of the end of 1993. In accordance with the Statement, prior period financial information was not restated to reflect the change in accounting principle. At the time of adoption, investment securities not classified as investment securities held to maturity or trading were classified as investment securities available for sale. Such securities are carried at fair value with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity.

     Substantial portions of the Company's investment securities portfolio are invested in securities issued by single issuers, other than the United States Government. Those issuers include the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Association and other federally sponsored organizations.

     The contractual maturity distribution at amortized cost and approximate weighted average yield (not on a tax equivalent basis) of the investment portfolios at December 31, 1995 are shown in the following tables. The weighted average yields are calculated on the basis of amortized cost and effective yields weighted for the contractual maturity of each security. Expected maturities on certain obligations may differ from contractual maturities because borrowers have the right to call or prepay.

                                      Available for Sale
                                      ------------------

                                               1 Year                 1-5
                                              or Less    Yield       Years      Yield
                                           --------------------  --------------------
U.S. Government obligations                 $5,012,318   8.07%    $18,551,471   6.79%
U.S. Government agencies and corporations    4,010,793   7.48%     33,274,815   6.61%
                                           --------------------  --------------------
                                            $9,023,111   7.81%    $51,826,286   6.67%
                                           ====================  ====================

                                              5-10 Years  Yield   Over 10 Years Yield
                                           --------------------  --------------------
U.S. Government agencies and corporations   $1,297,005   7.48%    $     -         -
Other securities                                 -         -         281,100    6.00%
                                           --------------------  --------------------
                                            $1,297,005   7.48%    $   281,100   6.00%
                                           ====================  ====================


                                      Held to Maturity
                                      ----------------

                                               1 Year                 1-5
                                               or Less   Yield       Years      Yield
                                          ---------------------  --------------------
U.S. Government obligations                 $     -         -      $1,128,737    8.50%
U.S. Government agencies and corporations         -         -       7,997,046    6.78%
                                          ---------------------  ---------------------
                                            $     -         -      $9,125,783    6.98%
                                          =====================  =====================


                                            5-10 Years   Yield    Over 10 Years Yield
                                          ---------------------  --------------------
U.S. Government obligations                $ 2,206,683   7.62%     $    -         -
U.S. Government agencies and corporations   15,485,270   6.73%          -         -
Mortgage-backed securities                   4,906,277   6.50%      8,000,065    6.67%
Other securities                               200,000   7.40%          -         -
                                          ---------------------  --------------------
                                           $22,798,230   6.77%     $8,000,065    6.67%
                                          =====================  ====================

LOAN PORTFOLIO TYPES OF LOANS

     The following table shows the classification of loans by major category at December 31 for each of the past five years:


                                  1995           1994           1993
                            --------------   ------------   ------------
Commercial and financial      $ 46,708,532   $ 54,780,992   $ 62,032,190
Real estate - mortgage         107,096,700     81,282,917     78,521,030
Real estate - construction       2,121,433        477,878        987,306
Installment and other            4,508,787      4,926,135      5,202,399
                            --------------   ------------   ------------
                               160,435,452    141,467,922    146,742,925
Unearned discount                   (1,621)        (9,581)       (26,525)
                            --------------   ------------   ------------
                              $160,433,831   $141,458,341   $146,716,400
                            ==============   ============   ============

                                  1992           1991
                            --------------   ------------
Commercial and financial      $ 66,225,792   $ 67,878,691
Real estate - mortgage          84,066,606     83,657,465
Real estate - construction       1,244,252        912,960
Installment and other            4,923,202     15,869,845
                            --------------   ------------
                               156,459,852    168,318,961
Unearned discount                  (34,384)       (73,457)
                            --------------   ------------
                              $156,425,468   $168,245,504
                            ==============   ============

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
     The maturity schedule for loans, excluding real estate - mortgage and installment loans to individuals, at December 31, 1995 is as follows:


                                              MATURITIES
                            ------------------------------------------
                              WITHIN 1 YEAR                1-5 YEARS
                            ----------------          ----------------
Commercial and financial         $22,095,310               $16,586,223
Real estate - construction           481,500                 1,255,760
                            ----------------          ----------------
                                 $22,576,810               $17,841,983
                            ================          ================

                                              MATURITIES
                            ------------------------------------------
                              OVER 5 YEARS                   TOTAL
                            ----------------          ----------------
Commercial and financial         $ 8,026,999               $46,708,532
Real estate - construction           384,173                 2,121,433
                            ----------------          ----------------
                                 $ 8,411,172               $48,829,965
                            ================          ================


     The following table is a presentation of commercial, financial and real estate - construction loans at December 31, 1995 due after one year by predetermined and floating interest rates:

                              Predetermined                 Floating
                                  Rate                        Rate
                            ----------------              -------------
Commercial and financial         $7,478,912                 $17,134,310
Real estate - construction        1,033,574                     606,359
                            ----------------              -------------
                                  $8,512,486                $17,740,669
                            ================              =============

Risk Elements
- -------------

Nonaccrual, past due and restructured loans:

1.) Loans are generally placed on nonaccrual status when the obligation is contractually past due 90 days and/or, in the opinion of management, a loss of principal is likely to occur.

     Information with respect to nonaccrual and past due loans and troubled debt restructurings at December 31, 1991 through 1995 is as follows:


                                1995        1994        1993        1992        1991
                             ----------  ----------  ----------  ----------  ----------

Nonaccrual loans             $1,975,690  $3,606,869  $9,160,078  $4,682,501  $3,202,577

Loans contractually past
 due 90 days or more as
 to interest or principal
 and still accruing
 interest                    $   40,866  $  105,022  $2,235,211  $1,583,691  $  964,799

Troubled debt
 restructurings accruing
 interest                    $1,162,220  $  979,687  $3,268,222  $6,465,778  $4,357,500

     Interest income that would have been recorded during 1995 had the above mentioned loans been still current under original terms was $375,188 (for both nonaccrual loans and troubled debt restructurings). Interest income that was recorded on such loans during 1995 was $103,883.

2.) Potential problem loans, in addition to those included above: $4,842,081 (Commercial, financial and real estate relationships consisting of five (5) borrowers, current as to principal and interest payments, but collateral value less than the existing balance and the borrowers have exhibited clearly defined weaknesses in the past). At December 31, 1995, total impaired loans were $9,875,188, as defined by the Financial Accounting Standards Board's Statements No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosure". Interest income of $877,315 was recognized in 1995 on impaired loans; $1,122,744 of interest income would have been recognized under original terms.

3.)  Foreign Outstandings:  None

4.)  Loan Concentrations:

     A substantial portion of the Company's loan portfolio is collateralized by assets in the New England region, especially central Massachusetts. While the Company is not overly exposed to credit risk associated with a particular industry, the Company is exposed to geographic trends, both positive and negative. A portion of the risk related to the Company's loans secured by real estate is mitigated by owner occupancy of both residential and commercial properties.

SUMMARY OF LOAN LOSS EXPERIENCE

     The historical relationship between loans, loan losses and recoveries, provision for possible losses and the allowance for possible loan losses is shown below:


                                                                    Years ended December 31
                                               1995           1994           1993           1992           1991
                                         ==========================================================================
Amount of loans outstanding at end of
  period, net of unearned discount         $160,433,831   $141,458,341   $146,716,400   $156,425,468   $168,245,504
                                         ==========================================================================
Average loans, net of unearned discount    $152,991,386   $139,977,398   $151,470,970   $165,050,420   $168,676,453
                                         ==========================================================================
Allowance for possible loan losses,
  at beginning of year                     $  6,417,407   $  7,739,492   $  3,811,784   $  3,486,393   $  2,042,528
Loans charged-off:
    Commercial and financial                    328,708      1,607,140      1,312,831      1,590,521      1,839,656
    Real estate - construction                      -0-         24,897         16,046            -0-            -0-
    Real estate - mortgage                      582,415      2,454,297      3,148,334      1,029,538      1,432,783
    Installment                                  11,562         13,973          5,453          9,915         15,327
                                         --------------------------------------------------------------------------
        Total loans charged-off                 922,685      4,100,307      4,482,664      2,629,974      3,287,766
                                         --------------------------------------------------------------------------
Recoveries:
    Commercial and financial                    276,584        217,416        115,394         71,369          1,739
    Real estate - construction                      -0-            -0-            -0-            -0-            -0-
    Real estate - mortgage                      276,801        357,007         10,242         25,844          3,552
    Installment                                   2,043          4,194          1,364          3,334          1,786
                                         --------------------------------------------------------------------------
        Total recoveries                        555,428        578,617        127,000        100,547          7,077
                                         --------------------------------------------------------------------------
Net charge-offs                                 367,257      3,521,690      4,355,664      2,529,427      3,280,689
                                         --------------------------------------------------------------------------
Provision for possible loan losses            1,300,000      2,199,605      8,283,372      2,854,818      4,724,554
                                         --------------------------------------------------------------------------
Allowance for possible loan losses,
  at end of year                           $  7,350,150   $  6,417,407   $  7,739,492   $  3,811,784   $  3,486,393
                                         ==========================================================================
Net charge-offs as a percent of
  average loans                                     .24%          2.52%          2.88%          1.53%          1.94%

     The entire allowance is available to absorb future losses in the portfolio. However, the allowance may be apportioned as follows on this page and the next for analytical purposes at December 31, 1991 through 1995:

                                                          December 31, 1995
                                              ------------------------------------------
                                                                             Percent of
                                                                            Total Loans
                                                Allowance for               in Category
                                                  Possible                       to
                                                 Loan Losses                Total Loans
                                              ----------------             -------------
Commercial and financial                           $1,401,809                    29.13%
Real estate - construction                                -0-                     1.32%
Real estate - mortgage                                927,846                    66.74%
Installment and other                                 137,380                     2.81%
Past due interest                                         -0-                       N/A
Unallocated                                         4,883,115                       N/A
                                              ----------------             -------------
                                                   $7,350,150                   100.00%
                                              ================             =============

                                                          December 31, 1994
                                              ------------------------------------------
                                                                              Percent of
                                                                             Total Loans
                                                Allowance for                in Category
                                                  Possible                        to
                                                 Loan Losses                 Total Loans
                                               ---------------             --------------
Commercial and financial                           $  165,931                    38.70%
Real estate - construction                                -0-                     0.34%
Real estate - mortgage                              1,096,913                    57.48%
Installment and other                                   9,967                     3.48%
Past due interest                                      40,000                        NA
Unallocated                                         5,104,596                        NA
                                              ----------------             -------------
                                                   $6,417,407                   100.00%
                                              ================             =============



                                                          December 31, 1993
                                              ------------------------------------------
                                                                              Percent of
                                                                             Total Loans
                                                Allowance for                in Category
                                                  Possible                        to
                                                 Loan Losses                 Total Loans
                                               ---------------             --------------
Commercial and financial                           $2,472,829                   42.27%
Real estate - construction                                -0-                    0.67%
Real estate - mortgage                              1,455,785                   53.51%
Installment and other                                   3,728                    3.55%
Past due interest                                     129,500                       NA
Unallocated                                         3,677,650                       NA
                                              ----------------             -------------
                                                   $7,739,492                  100.00%
                                              ================             =============




                                                          December 31, 1992
                                              ------------------------------------------
                                                                              Percent of
                                                                             Total Loans
                                                Allowance for                in Category
                                                  Possible                        to
                                                 Loan Losses                 Total Loans
                                               ---------------             --------------
Commercial and financial                           $1,039,977                     42.33%
Real estate - construction                             50,000                      0.80%
Real estate - mortgage                                757,538                     53.73%
Installment and other                                     -0-                      3.14%
Past due interest                                     100,000                        NA
Unallocated                                         1,864,269                        NA
                                              ----------------             --------------
                                                   $3,811,784                   100.00%
                                              ================             ==============


                                                          December 31, 1991
                                              ------------------------------------------
                                                                              Percent of
                                                                             Total Loans
                                                Allowance for                in Category
                                                  Possible                        to
                                                 Loan Losses                 Total Loans
                                               ---------------             --------------
Commercial and financial                           $  290,000                    40.33%
Real estate - construction                                -0-                     0.54%
Real estate - mortgage                                862,368                    49.70%
Installment and other                                   5,000                     9.43%
Past due interest                                      50,000                       NA
Unallocated                                         2,279,025                       NA
                                              ----------------              -------------
                                                   $3,486,393                  100.00%
                                              ================              =============


     In summarizing the allocation of the allowance for possible loan losses to segments of the portfolio as shown in the above schedule, the Company generally includes only allocations on specific loans rather than assigning significant portions of the unallocated allowance to portfolio segments on some other basis.

     The provision for possible loan losses charged to operating expense is determined by management's evaluation of potential losses in the portfolio, prevailing and anticipated economic conditions, and regular reviews and examination of the portfolio conducted by loan officers, the Company's independent loan review officer and other members of management.

DEPOSITS


     The following table shows the classification of the Company's average deposits for the past three years:

                                                 Years ended December 31

                                       1995                                      1994
                            --------------------------             --------------------------------
                                Average      Average                    Average          Average
                                Balance     Rate Paid                   Balance         Rate  Paid
                            --------------  ----------             --------------------------------
Noninterest bearing demand    $ 62,906,594        -                  $ 57,257,080           -
Interest bearing demand         49,009,056      1.77%                  53,467,906        1.83%
Savings                         51,894,132      3.45%                  46,279,667        2.48%
Time                            82,841,147      5.28%                  65,001,644        4.20%
                            --------------                         --------------
                              $246,650,929      3.83% (A)            $222,006,297        2.95% (A)
                            ==============  =============          ==============      ============

                                        1993
                            -----------------------------
                                Average      Average
                                Balance     Rate Paid
                            --------------  -------------
Noninterest bearing demand    $ 50,008,901        -
Interest bearing demand         56,194,141     2.42%
Savings                         51,921,941     2.64%
Time                            63,616,008     4.37%
                            --------------
                              $221,740,991     3.21%  (A)
                            ==============  ==========


(A)  This represents the average rate paid on interest bearing deposits.


     The following table sets forth, by time remaining to maturity, time certificates of deposit in amounts of $100,000 or more at December 31, 1995:

TIME REMAINING TO MATURITY:

Three months or less                                         $ 5,147,705
Three to six months                                            2,974,058
Six to twelve months                                           1,988,928
More than twelve months                                        1,762,767
                                                           -------------
                                                             $11,873,458
                                                           =============

RETURN ON EQUITY AND ASSETS

     The following table reflects various ratios for each of the past three years:


                                                 Years ended December 31
                                                 1995     1994      1993
                                              ---------------------------
OPERATING RATIOS

Net income (loss) as a % of:

  Average total assets                            0.66%    0.06%    (1.21%)
  Average stockholders' equity                    9.72%    0.90%   (13.84%)

Dividend pay-out ratio                               -        -         -
Average stockholders' equity to assets ratio      6.81%    7.01%     8.74%

     The 1995 and 1994 ratios reflected above include the effect of recording unrealized gains and losses on the Company's investment securities available for sale portfolio.



SHORT-TERM BORROWINGS


     The Bank had varying amounts of federal funds purchased and securities sold under repurchase agreements during the three years ended December 31, 1995, 1994 and 1993. The following is an analysis of short-term borrowings during those three years (dollars in thousands):

                                              1995      1994      1993
                                           ---------  --------  --------
Amount outstanding at December 31           $11,120   $15,637   $ 7,444
Maximum amount borrowed at any month end    $15,389   $15,637   $10,264
Average amount borrowed                     $11,686   $ 9,227   $ 9,282
Average interest rate during year              3.97%     3.33%     2.13%
Average interest rate at December 31           4.09%     4.52%     1.94%

Item 2.  DESCRIPTION OF PROPERTY

     The principal offices of the Holding Company and the Bank are located in the main business district of Fitchburg, Massachusetts at 470 Main Street. In addition to its banking office at 470 Main Street, Fitchburg, the Bank operates eleven other banking offices. One other office is located in the City of Fitchburg, two in the City of Gardner, four in the City of Worcester, two in the City of Leominster, one in the Town of Westborough and one in the Town of Lunenburg. Most of the offices are owned, with the exception of the office at 200 Commercial Street in Worcester, the office at 21 East Main Street, Westborough, the office inside the Big Y Supermarket at Southwest Commons Shopping Plaza, Worcester, the office inside the Shaw's Superstore at Watertower Plaza, Leominster and the office inside the Shop'n Save Supermarket at Lunenburg Crossing Plaza, Lunenburg. The lease on the Worcester office expires in the year 2000 with an option to renew. The lease on the Westborough office expires
in the year 2119 with an option to cancel at the end of 1997 and 2017.   The
lease on the office at the Big Y Supermarket expires in February, 1998 with an option to renew. The lease on the office at the Shaw's Superstore expires in December, 1998 with an option to renew. The lease on the office at the Shop'n Save expires in December, 1999 with an option to renew.

     The Bank owns a commercial building at 473 Main Street, Fitchburg. The Company was notified by the Comptroller of the Currency on March 9, 1993, of the Comptroller's approval for the Company to transfer the property from other real estate owned to bank premises. It currently houses certain operational activities of the Company and is also available for lease to tenants on a long-term basis.

     In general, all premises occupied by the Bank are considered to be in good condition, suitable for the business of the Bank, and adequate at present for the purposes for which they are being used; however, during 1995, events occurred which caused the Company to consider one of its buildings to be impaired. Due to the re-engineering of a local highway's ramp system, the accessibility of this branch will be significantly impaired during 1996. The Company intends to close and sell the branch during 1996 and relocate to a suitable location in the local market area. Accordingly, in 1995 the Company recorded an impairment write-down of $344,765 which is reflected in the consolidated statement of operations. The $344,765 write-down represents the difference between the property's carrying value and its fair market value based on an independent appraisal performed during the fourth quarter of 1995.

     At the present, the Company's premises are substantially utilized by the Bank or its tenants.


Item 3.  LEGAL PROCEEDINGS

     The Holding Company is not a party to any legal proceeding and there are no pending legal proceedings, other than ordinary routine litigation incidental to the banking business, to which the Bank is a party or of which any of its property is the subject. After reviewing such matters, the Company believes that their resolution will not materially affect its results of operations or financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

        Information pertaining to registrant's securities is included in the annual report to stockholders for the year ended December 31, 1995 (page 26) and is hereby incorporated by reference.

        For restrictions on the ability of the Bank to pay dividends to the Company, see footnote 13 (page 22) of the annual report to shareholders for the year ending December 31, 1995 which is hereby incorporated by reference.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        (a)  Not applicable

        (b) Management's discussion and analysis of financial condition and results of operations is part of the annual report to stockholders for the year ended December 31, 1995 (pages 27 through 34) and is hereby incorporated by reference.


Item 7.  FINANCIAL STATEMENTS

        Consolidated financial statements included on pages 4 through 25 of the 1995 Annual Report to Stockholders are incorporated herein by reference.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by Item 9 is incorporated herein by reference from the Company's proxy statement for the 1996 Annual Meeting of Stockholders.


Item 10. EXECUTIVE COMPENSATION

        The information required by Item 10 is incorporated herein by reference from the Company's proxy statement for the 1996 Annual Meeting of Stockholders.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

        The information required by Item 11 is incorporated herein by reference from the Company's proxy statement for the 1996 Annual Meeting of Stockholders.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 is incorporated herein by reference from the Company's proxy statement for the 1996 Annual Meeting of Stockholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO FINANCIAL STATEMENTS

                                                              Annual Report to
                                                                Shareholders
                                                               page reference
                                                              --------------------
The Safety Fund Corporation:
- ----------------------------
Data incorporated by reference from the
attached 1995 Annual Report to Shareholders
of The Safety Fund Corporation:

    Reports of Independent Auditors................................. 2-3

    Consolidated balance sheets as of December 31, 1995 and 1994.......4

    Consolidated statements of operations for the years ended
         December 31, 1995, 1994 and 1993..............................5

     Consolidated statements of stockholders' equity for the
         years ended December 31, 1995, 1994 and 1993..................6

     Consolidated statements of cash flows for the years ended
         December 31, 1995, 1994 and 1993..............................7

     Notes to consolidated financial statements December 31,
         1995, 1994 and 1993........................................8-25

     The consolidated financial statements listed in the above index which are included in the Annual Report to Shareholders of The Safety Fund Corporation for the year ended December 31, 1995 are hereby incorporated by reference. Certain schedules required by Regulation S-X have been omitted as the items are either not applicable or are presented in the notes to the consolidated financial statements contained in the 1995 Annual Report to Shareholders.


(a) EXHIBITS

2.1)  Agreement and Plan of Merger between CFX Corporation and
      The Safety Fund Corporation, dated January 5, 1995, as
      amended March 28, 1996.................................Filed herewith


3.1) Articles of Organization
          a.   Articles of Organization dated May 24, 1973...............*
          b.   Amendment dated April 25, 1983............................*
          c.   Amendment dated January 13, 1986.............Filed herewith
          d.   Amendment dated April 27, 1987............................*
          e.   Amendment dated April 25, 1988............................*
          f.   Further Amendment dated April 25, 1988.......Filed herewith

3.2)   Amended and Restated By-Laws......................................***

4.1)   Certificate of Vote of Directors Establishing A Series of
       A Class of Stock.................................................****

10.2)  The Safety Fund Corporation 1984 Incentive Stock Option Plan
       for Key Employees, as amended (1)..................................**

10.3)  The Safety Fund Corporation 1994 Incentive and Nonqualified
       Stock Option Plan (1).............................................***

10.6)  Amended and Restated Employment Agreement between The Safety
       Fund Corporation and Christopher W. Bramley dated as
       of February 1, 1994 (1)................................Filed herewith

10.7)  Employment and Change of Control Agreement between The Safety
       Fund Corporation and Stephen R. Shirley dated June 1, 1994 (1)....***

10.8)  Employment and Change of Control Agreement between The Safety
       Fund Corporation and James C. Garvey dated August 4, 1994 (1).....***

10.9)  Incentive Plan for Senior Officers (1)............................***

10.10) Stock Option Agreement between CFX Corporation and
       The Safety Fund Corporation, dated January 5, 1995...............****

10.11) Rights Agreement dated as of January 5, 1996 between The Safety
       Fund Corporation and Fleet National Bank of Massachusetts........****

13.1)  Annual Report to Shareholders..........................Filed herewith
            With the exception of the information incorporated by reference into Items 5, 6, and 7, of this form 10-KSB, the 1995 Annual Report to Shareholders is not deemed filed as part of this report.

21)    List of Subsidiaries................................................*

27.1)  Financial data schedule.............................................

23)    Consents of Independent Auditors.......................Filed herewith
- ------------------------------------------------------------------------------

(1)  Management contract or compensatory plan.

*    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993

**   Incorporated by reference from the Exhibit 10.4 to Registration
          Statement No. 33-19325.

*** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994

**** Incorporated by reference to the Company's Current Report on Form 8-K as of January 5, 1996, filed on January 12, 1996.

Item 14(b)

     No Form 8-K was filed during the last quarter of 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE SAFETY FUND CORPORATION


Date:  March 25, 1996                         By: /s/ Christopher W. Bramley
                                                  -----------------------------
                                              Christopher W. Bramley
                                              President and C.E.O.


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Christopher W. Bramley                  /s/ Martin F. Connors, Jr.
- ----------------------------------          -----------------------------------
Christopher W. Bramley                      Martin F. Connors,Jr. - Treasurer
President, C.E.O. and Director              Principal Financial and
Principal Executive Officer                 Accounting Officer


/s/ William E. Aubuchon, III                /s/ John E. Howard
- ----------------------------------          -----------------------------------
Aubuchon, William E., III - Director        Howard, John E. - Director 3/25/96
3/25/96

/s/ John R. Clementi
 ----------------------------------         -----------------------------------
Clementi, John R. - Director  3/25/96       Kelly, Thomas P. - Director 3/25/96

/s/ P. Kevin Condron                        /s/ Vincent J. Mara
- ----------------------------------          -----------------------------------
Condron, P. Kevin - Director  3/25/96       Mara, Vincent J. - Director  3/25/96

/s/ Bigelow Crocker, Jr.                    /s/ Michael E. Montuori
- ----------------------------------          -----------------------------------
Crocker, Bigelow, Jr. - Director            Montuori, Michael E. - Director
3/25/96                                     3/25/96

/s/ David R. Grenon                         /s/ Allen I. Rome
- ----------------------------------          -----------------------------------
Grenon, David R. - Director  3/25/96        Rome, Allen I. - Director  3/25/96

/s/ Donald L. Hall                          /s/ Henri L. Sans, Jr.
- ----------------------------------          -----------------------------------
Hall, Donald L. - Director  3/25/96         Sans, Henri L., Jr. - Director
                                            3/25/96

/s/ Edward H. Hall, Jr.                     /s/ J. Robert Seder
- ----------------------------------          -----------------------------------
Hall, Edward H., Jr. - Director             Seder, J. Robert - Director  3/25/96
3/25/96

/s/ Geroge H. Heywood, Jr.                  /s/ R. L. Yates
- ----------------------------------          -----------------------------------
Heywood, George H., Jr. - Director          Yates, Richard L. - Director
3/25/96                                     3/25/96

                          THE SAFETY FUND CORPORATION
                        INDEX TO EXHIBITS FILED HEREWITH



Description
- --------------------------------------------------------------------------------
2.1) Agreement & plan of Merger between CFX Corporation and The Safety Fund Corporation, dated January 5, 1995, as amended March 28, 1996

3.1)   c.  Amendment to Articles of Organization dated January 13, 1986

       f.  Further Amendment to Articles of Organization dated April 25, 1988

10.6) Amended and Restated Employment Agreement between The Safety Fund Corporation and Christopher W. Bramley dated as of February 1, 1994.

13.1)  Annual Report to Shareholders
          With the exception of the information incorporated by reference into Items 5, 6, and 7 of this form 10-KSB, the 1995 Annual Report to Shareholders is not deemed filed as part of this report.

23)    Consents of Independent Auditors


- --------------------------------------------------------------------------------