Form 10QSB
period 1996-03-31
SAFETY FUND CORP
filed 1996-05-14
CIK 86134

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarter ended           March 31, 1996
                           -----------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________


                         Commission File Number 1-11615
                                                -------


                          THE SAFETY FUND CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)


          MASSACHUSETTS                                   04-2532311
- ---------------------------------            -----------------------------------
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


  At April 19, 1996, the Registrant had 1,664,265 shares of its common stock outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM I - FINANCIAL STATEMENTS

The financial information required for Part I follows.

                          THE SAFETY FUND CORPORATION
                          CONSOLIDATED BALANCE SHEETS
_______________________________________________________________________________

                                                              MARCH 31,    DECEMBER 31,
                                                                1996           1995
                                                          ------------------------------
ASSETS
Cash and due from banks                                     $ 11,273,097   $ 13,305,505
Federal funds sold                                             7,300,000      2,500,000
Investment securities available for sale (amortized cost
    of $55,838,968 in 1996 and $62,427,502 in 1995)           56,340,118     63,737,909
Investment securities held to maturity (market value
    of $57,853,257 in 1996 and $41,024,069 in 1995)           58,291,919     39,924,078
Loans                                                        155,191,032    160,433,831
Less allowance for possible loan losses                       (6,977,286)    (7,350,150)
                                                          ------------------------------
            Net loans                                        148,213,746    153,083,681
                                                          ------------------------------
Premises and equipment, net                                    9,392,499      9,638,596
Accrued interest receivable                                    2,886,491      2,473,884
Other real estate owned, net                                     151,809         50,000
Deferred income tax asset, net                                 2,055,393      1,665,799
Other assets                                                   1,235,134      1,103,800
                                                          ------------------------------
            Total assets                                    $297,140,206   $287,483,252
                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Interest bearing                                      $187,001,375   $184,897,462
      Noninterest bearing                                     65,510,848     67,891,000
                                                          ------------------------------
            Total deposits                                   252,512,223    252,788,462
   Securities sold under repurchase agreements                18,617,807     11,119,611
   Treasury tax and loan notes                                 3,304,639      1,156,804
   Other liabilities                                           1,243,320      1,031,315
                                                          ------------------------------
            Total liabilities                                275,677,989    266,096,192
                                                          ------------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $10 par value;
      100,000 shares authorized, none issued
   Common stock, $5 par value;
      3,200,000 shares authorized
      1,660,665 issued and outstanding                         8,303,325      8,303,325
   Surplus                                                     7,584,846      7,584,846
   Retained earnings                                           5,380,304      4,815,433
   Net unrealized gain on investment securities
      available for sale                                         193,742        683,456
                                                          ------------------------------
            Total stockholders' equity                        21,462,217     21,387,060
                                                          ------------------------------
            Total liabilities and stockholders' equity      $297,140,206   $287,483,252
                                                          ==============================

                          THE SAFETY FUND CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
________________________________________________________________________________

                                                            THREE MONTHS ENDED MARCH 31,
                                                                   1996       1995
                                                            ----------------------------
Interest income:
   Interest on loans                                            $3,641,350   $3,467,820
   Interest and dividends on investment securities:
      Available for sale                                           910,897      840,597
      Held to maturity                                             866,066      794,874
   Interest on federal funds sold                                   43,353       20,385
                                                            ----------------------------
            Total interest income                                5,461,666    5,123,676
                                                            ----------------------------
Interest expense:
   Interest on deposits                                          1,798,024    1,554,336
   Interest on borrowed funds                                      168,771      191,092
                                                            ----------------------------
            Total interest expense                               1,966,795    1,745,428
                                                            ----------------------------
Net interest income                                              3,494,871    3,378,248
Provision for possible loan losses                                  75,000      525,000
                                                            ----------------------------
Net interest income after provision for possible loan losses     3,419,871    2,853,248
                                                            ----------------------------
Noninterest income:
   Trust fees                                                      559,051      519,462
   Service fees                                                    294,252      258,383
   Gains on loans sold, net                                              0          709
   Gains on sales of investment securities
      available for sale, net                                            0          781
   Other                                                           235,126      160,733
                                                            ----------------------------
            Total noninterest income                             1,088,429      940,068
                                                            ----------------------------
Noninterest expense:
   Salaries and wages                                            1,451,452    1,474,866
   Employee benefits                                               348,229      339,678
   Occupancy, net                                                  266,418      258,405
   Equipment                                                       290,001      292,738
   Professional fees                                               195,026      198,059
   Marketing                                                       144,972      162,013
   Expenses related to proposed merger                             324,873            0
   Deposit insurance                                                18,066      141,852
   Other real estate owned, net                                     30,371       17,574
   Directors' fees                                                  64,800       61,300
   Other                                                           484,221      498,049
                                                            ----------------------------
            Total noninterest expense                            3,618,429    3,444,534
                                                            ----------------------------
Income before income taxes                                         889,871      348,782
Income tax expense                                                 325,000      130,800
                                                            ----------------------------
Net income                                                      $  564,871   $  217,982
                                                            ============================
Net income per common share                                           $.34         $.13
Weighted average shares outstanding                              1,660,665    1,657,120

                          THE SAFETY FUND CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
________________________________________________________________________________

                                          Common                      Retained
                                          Stock         Surplus       Earnings        Other        Total
                                      -------------  -------------  -------------  -----------  ------------
Balance December 31, 1995               $8,303,325     $7,584,846     $4,815,433    $ 683,456   $21,387,060

Net income                                   -              -            564,871        -           564,871

Reduction in unrealized gain on
investment securities available for
sale, net of income taxes                    -              -              -         (489,714)     (489,714)
                                      -------------  ------------- -------------  ------------  ------------
Balance, March 31, 1996                 $8,303,325     $7,584,846     $5,380,304    $ 193,742   $21,462,217
                                      =============  ============= =============  ============  ============

                          THE SAFETY FUND CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________

                                                                               Three months Ended March 31,
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:                               1996             1995
                                                                              -------------    -------------
   Net income                                                                 $    564,871      $   217,982
   Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
      Proceeds from sale of mortgage loans                                           -               78,009
      Origination of mortgage loans held for sale                                    -              (77,300)
      Repurchase of mortgage loans previously sold                                   -             (222,788)
      Gains on mortgage loans sold, net                                              -                 (709)
      Depreciation and amortization                                                289,996          300,312
      Gains on sales of investment securities available for sale, net                -                 (781)
      Amortization (accretion) of bond premiums and discounts, net                   3,720          (50,685)
      Provision for possible losses on loans and other real estate owned            75,000          541,333
      Increase in accrued interest receivable                                     (412,607)        (521,505)
      (Increase) decrease in other assets, net                                    (308,143)         218,682
      Increase (decrease) in other liabilities                                     212,005          (94,985)
                                                                            ---------------    -------------
   Net cash provided by operating activities                                       424,842          387,565
                                                                            ---------------    -------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
      Proceeds from sales of investment securities available for sale                -            6,632,345
      Proceeds from maturities of investment securities available for sale       9,000,000        2,000,000
      Proceeds from maturities of investment securities held to maturity         5,294,739          179,954
      Purchase of investment securities available for sale                      (2,430,078)           -
      Purchase of investment securities held to maturity                       (23,642,739)           -
      Increase in federal funds sold                                            (4,800,000)       (3,200,00)
      (Increase) decrease in loans outstanding                                   4,794,935       (7,316,327)
      Purchases of premises and equipment                                          (43,899)        (249,535)
                                                                            ---------------    -------------
   Net cash used by investing activities                                       (11,827,042)      (1,953,563)
                                                                            ---------------    -------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
      Increase (decrease) in securities sold under repurchase agreements         7,498,196       (7,418,960)
      Increase (decrease) in treasury tax and loan notes                         2,147,835       (1,378,013)
      Increase (decrease) in deposits                                             (276,239)       9,812,230
                                                                            ---------------    -------------
   Net cash provided by financing activities                                     9,369,792        1,015,257
                                                                            ---------------    -------------
DECREASE IN CASH AND DUE FROM BANKS                                             (2,032,408)        (550,741)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                      13,305,505       15,223,830
                                                                            ---------------    -------------
CASH AND DUE FROM BANKS, END OF PERIOD                                        $ 11,273,097      $14,673,089
                                                                            ===============    =============
Supplemental disclosures of cash flow information:
Cash paid during quarter for:
      Interest                                                                $  1,914,509    $ 1,628,364
      Income taxes                                                                 288,000        141,901
Non-cash transactions:
      Transfers from loans to other real estate owned                              101,809          -

                          THE SAFETY FUND CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

1. The financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for interim periods. All such adjustments consist of normal recurring accruals.

2. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

3. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-KSB for the year ended December 31, 1995.

4. Financial statements for interim periods, by their very nature, require estimations which may result in greater imprecision than those associated with annual audited financial statements.

5. Earnings per share are based upon the weighted average number of shares outstanding during the period.

6. In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has a net deferred tax asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 1996, the Company had established a valuation allowance of $424,059 ($499,059 at December 31, 1995).

7. The "net unrealized gain on investment securities available for sale" included in the stockholders' equity section of the Company's balance sheet as of March 31, 1996 consists of three components:

       Net unrealized gain on investment securities
       available for sale, net of deferred income
       taxes of $197,954                                      $ 303,196

       Net unrealized loss related to investment
       securities transferred during 1994 from the
       available for sale portfolio to the held to
       maturity portfolio, net of deferred income
       taxes of $188,595                                       (288,861)

       Net unrealized gain related to investment
       securities transferred during 1995 from the
       available for sale portfolio to the held to
       maturity portfolio, net of deferred income
       taxes of $117,133                                        179,407
                                                              ----------
                                                              $ 193,742
                                                              ==========

8. As of March 31, 1996, the Company had commitments to extend credit of approximately $33 million.


Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

For the three months ended March 31, 1996, The Safety Fund Corporation ("the Company") recorded net income of $564,871 or $.34 per share. This represents a $346,889 increase over the first quarter 1995 earnings of $217,982 or $.13 per share.

The Company's earnings performance was directly related to the Company's continued focus on reducing problem assets and reducing noninterest expenses, while developing new sources of noninterest income. For the quarter ended March 31, 1996, noninterest income was $1,088,429, an increase of $148,361 or 15.8% from the same quarter a year ago. Continued improvement in asset quality, among other factors, resulted in a loan loss provision of $75,000 for the quarter, which was $450,000 or 85.7% less than the provision for the comparable period last year. The net interest margin rose $116,623 to $3,494,871 during the first quarter of 1996, compared to the first quarter of 1995. Non interest expense increased $173,895 or 5.0% in the first quarter of 1996 as compared to the first quarter of 1995. On January 5, 1996, the Company entered into an agreement to be acquired by CFX Corporation of Keene, NH, subject to regulatory and shareholder approvals. During the quarter, the Company incurred expenses of $324,873 related to the proposed acquisition. Noninterest expense decreased $150,978 or 4.4% after excluding the merger related expenses.

The Company's capital position continues to be in full compliance with regulatory guidelines.



FIRST QUARTER, 1996 (1Q'96) OPERATIONS COMPARED TO
FIRST QUARTER, 1995 (1Q'95)

The Company had net income of $564,871 ($.34 per share) in 1Q'96 compared to 1Q'95 net income of $217,982 ($.13 per share). The following discussion summarizes the major components of the increase in earnings.

FIRST QUARTER, 1996 (1Q'96) OPERATIONS COMPARED TO
FIRST QUARTER, 1995 (1Q'95) (CONT'D)


NET INTEREST INCOME
- -------------------
The largest component of the Company's operating income is net interest income. Changes in net interest income generally result from fluctuations in the balances and/or mixes of interest earning assets and interest bearing liabilities, and changes in their corresponding interest yields and costs. Changes in nonperforming assets, together with interest lost and recovered on those assets, also impact comparisons of net interest income.

Net interest income increased $116,623 or 3.5% during 1Q'96 compared to 1Q'95. Growth in earning assets favorably affected the quarterly comparison as average earning assets in 1996 reached $268.3 million, up $21.9 million or 8.9% from 1995, with growth in average loans accounting for 61.2% of this increase. A portion of the revenue gains generated by asset growth in 1996 was offset by mix and rate changes in the Company's liability structure. Overall, the Company's net yield on interest earning assets decreased from 5.5% in 1995 to 5.2% in 1996.

Income from interest on loans was higher during 1Q'96 than 1Q'95 by $173,530 or 5.0%. During the first quarter of 1996, the Company's average loans outstanding were $159.4 million compared to $146.0 million in 1995. The net growth in the loan portfolio has been accomplished primarily through the origination of residential and commercial mortgage loans. The average yield on loans outstanding decreased from 9.5% to 9.2% due primarily to a lower prime lending rate during 1Q'96.

Total interest income from investment securities available for sale and investment securities held to maturity increased $141,492 or 8.7% during the first quarter of 1996 compared to the comparable quarter in 1995. The average balance in the overall investment security portfolio increased $6.6 million during the first three months of 1996 compared to the first three months of 1995. The average yields on the portfolios increased from 6.6% to 6.8%.

Interest expense on deposits was also higher during 1Q'96 than 1Q'95 by $243,688 or 15.7% due to an increase in the amount of, and the rate paid on, deposits. Average interest bearing deposits increased $11.2 million or 6.4%. The increase was primarily in personal certificate of deposit products and a money fund product designed especially for funeral home pre-need arrangements. The Company's average rate paid on interest bearing deposits increased from 3.5% in 1Q'95 to 3.9% during 1Q'96 as overall market rates increased due to increased competitiveness among financial institutions for deposit customers. Interest expense on borrowed funds decreased by $22,321 due primarily to lower rates paid.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------
The provision for possible loan losses decreased during 1Q'96 as compared to 1Q'95 by $450,000 or 85.7%. The amount provided during the period was determined by applying the Company's allowance methodology and management's assessment as to the adequacy of

FIRST QUARTER, 1996 (1Q'96) OPERATIONS COMPARED TO
FIRST QUARTER, 1995 (1Q'95) (CONT'D)


the allowance. That assessment takes into account specific credit reviews, past loan loss experience, current economic conditions and trends, the volume, growth, and composition of the loan portfolio and the Company's nonaccrual loan balances and loans contractually past due 90 days and still accruing interest.


NONINTEREST INCOME
- ------------------
Trust fees increased $39,589 or 7.6% during 1Q'96 as compared to 1Q'95. The increase was due primarily to an increase in the number of accounts serviced.

Service fee income increased $35,869 or 13.9% due primarily to an increase in service charges, effective in the second half of 1995.

Other noninterest income increased $74,393 or 46.3% due primarily to increased ATM/debit card usage and increased mutual fund sales commissions.


NONINTEREST EXPENSE
- -------------------
Salary expense decreased $23,414 or 1.6% due primarily to the internal restructuring initiated during the latter part of 1995 whereby certain staff levels were decreased.

Deposit insurance expense decreased during 1Q'96 by $123,786 or 87.3% as a result of the Federal Deposit Insurance Corporation's reduction in the premium paid by banking institutions on insured deposits as of June 1, 1995.

During the first quarter of 1996, the Company incurred costs related to its proposed merger with CFX Corporation of Keene, NH. Professional fees related to the proposed merger of $324,873 were paid primarily to the Company's legal, accounting and investment banking firms.

INCOME TAX EXPENSE
- ------------------
The Company recorded tax expense of $325,000 during 1Q'96 as compared to $130,800 during 1Q'95. The Company's effective tax rate of 36.5% during 1996 was less than the statutory rate due to two primary factors. First, the Company pays a reduced tax because of the Company's investment in tax exempt assets and the use of its Massachusetts security corporation, which is taxed at a preferential state rate. Secondly, the Company reduced the valuation allowance on its deferred tax asset by $75,000 during the period. The effective rate of 37.5% recorded during 1Q'95 was based on an evaluation of the Company's tax history and status of temporary differences.

ASSET QUALITY

Information with respect to nonaccrual and past due loans, other real estate owned and troubled debt restructurings at March 31, 1996 and December 31, 1995 is as follows:


                                                                    March 31,   December 31,
                                                                       1996         1995
                                                                 ----------------------------

Nonaccrual loans                                                  $1,514,484    $1,975,690
Troubled debt restructurings accruing interest                     1,135,709     1,162,220
Loans contractually past due 90 days and still accruing interest     324,700        40,866
Other real estate owned, net                                         151,809        50,000
                                                                 ----------------------------
                                                                  $3,126,702    $3,228,776
                                                                 ============================

The decrease in nonaccrual loans was primarily due to the resolution of problem credits. The increase in loans past due 90 days and still accruing interest was attributable to one loan relationship on which payments were received shortly after March 31, 1996 bringing the loan to less than 90 days past due.


ALLOWANCE FOR POSSIBLE LOSSES

Activity in the allowance for possible losses for the first three months of 1996 was as follows:

               Balance, December 31, 1995     $7,350,150
               Provision charged to earnings      75,000
               Charge-offs                      (502,791)
               Recoveries                         54,927
                                             ------------
               Balance, March 31, 1996        $6,977,286
                                             ============


The quarterly charge-off total includes a $395,000 write-down related to a problem loan relationship which was resolved during 1Q'96.

REGULATORY MATTERS AND CAPITAL RESOURCES

Following the 1992 examination by the Office of the Comptroller of the Currency, Safety Fund National Bank (the "Bank") entered into an informal Memorandum of Understanding. The Memorandum related to certain aspects of the Bank's operations, including asset quality monitoring and other administrative matters. During the third quarter of 1995, the Bank was subject to a regular safety and soundness examination by the Office of the Comptroller of the Currency. The Bank was notified that, as a result of that examination, the OCC removed the Memorandum of Understanding.

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

The Office of the Comptroller of the Currency has requested that the Bank endeavor to maintain a leverage ratio of at least 6% and the Board of Directors has adopted a resolution to that effect. As shown below, all regulatory ratios exceed the minimum required.

                                      COMPANY          BANK
                                      -------          ----
    Tier 1 risk-based capital ratio    13.51%         13.01%
    Total risk-based capital ratio     14.79%         14.30%
    Leverage ratio                      7.39%          7.08%

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

Marketable investment securities, particularly those of shorter maturities, are a principal source of liquidity. Available for sale and held to maturity securities maturing, callable or receiving principal payments during the next twelve months amounted to $40.6 million at March 31, 1996, representing 35.6% of the total securities portfolio. Assets such as federal funds sold and maturing loans are also sources of liquidity.

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

In 1995, the FASB allowed a one-time reassessment of the classifications of all securities held at the time. Accordingly, the Company reclassified $19,491,445 from the held to maturity portfolio to available for sale and $4,126,119 from the available for sale portfolio to the held to maturity portfolio. Securities transferred from the available for sale portfolio to the held to maturity portfolio had an unrealized gain of $308,246 at the time of transfer. The unrealized gain will be accreted over the life of the securities transferred, which is approximately seven years.

Historically, the overall liquidity of the Company has been enhanced by a high level of core deposits. Maintaining an ability to acquire large denomination time deposits, and money fund accounts is a key to assuring liquidity. This involves maintenance of an appropriate maturity distribution of purchased funds as well as diversification of sources through various money markets. During 1Q'96, total assets increased $9.7 million or 3.4%. Federal funds sold increased $4.8 million while gross loans decreased $5.2 million. The loan decrease was due to both residential mortgage prepayments and commercial loan pay-downs. During the period, the Company increased its investment portfolios by purchasing $26.1 million which more than offset maturities or calls of $14.3 million. The growth in assets was funded by an increase in securities sold under repurchase agreements of $7.5 million and an increase in treasury tax and loan notes of $2.1 million. Management believes the liquidity of the Bank is sufficient to meet future needs. The Bank does not accept brokered deposits.

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

The following table shows the interest sensitivity gaps for five different time intervals as of March 31, 1996 based upon the Company's earliest repricing opportunity according to contractual terms. Loan balances do not take into account normal principal amortization or prepayments. During the first 365 days, there is an excess of interest bearing liabilities over interest earning assets.

                                          INTEREST RATE SENSITIVITY GAPS AS OF MARCH 31, 1996 (in millions):
                                                              2-90     91-365     1-2      Over 2
                                               Immediate      Days      Days     Years     years      Total
                                               ---------     ------   --------  -------   -------    -------
INTEREST EARNING ASSETS:
Federal funds sold                              $   7.3     $    -    $     -   $    -     $    -    $   7.3
Investment securities available for sale              -        2.0        9.3     10.0       34.5       55.8
Investment securities held to maturity                -          -          -        -       58.3       58.3
Loans                                              77.5        0.2        0.6      2.5       74.4      155.2
                                            --------------  -------   --------  -------  ---------   --------
Total interest earning assets                      84.8        2.2        9.9     12.5      167.2      276.6
                                            --------------  -------   --------  -------  ---------   --------

INTEREST BEARING LIABILITIES:
Deposits:
   Savings, N.O.W. and money market              (100.3)      (2.2)         -        -          -     (102.5)
   Time                                               -      (24.8)     (42.5)   (11.4)      (5.8)     (84.5)
Securities sold under repurchase
   agreements                                     (12.7)      (5.9)         -        -          -      (18.6)
Treasury tax and loan notes                           -       (3.3)         -        -          -       (3.3)
                                            --------------  -------   --------  -------  ---------   --------
Total interest bearing liabilities               (113.0)     (36.2)     (42.5)   (11.4)      (5.8)    (208.9)
                                            --------------  -------   --------  -------  ---------   --------
Interest sensitivity gap                        $ (28.2)    $(34.0)    $(32.6)  $  1.1     $161.4     $ 67.7
                                            ==============  =======   ========  =======  =========   ========


One of the objectives of the Company's asset-liability management strategy is to effectively manage the sensitivity gap.

In 1994, the Company entered into an interest rate swap to manage exposure to interest rate risk. At March 31, 1996, the Company had outstanding a $5,000,000 interest rate swap agreement pursuant to which, for a three year period ending December 1997, the Company receives a fixed payment of 7.95% on the amount of the agreement in exchange for a variable-rate payment indexed to the three month London Interbank Offered Rate (LIBOR) on the same agreement amount. The variable-rate payment on March 31, 1996 was 5.42%. During 1Q'96, the Company earned $26,921 net under this agreement, which is included in interest income.

During 1995, the Company entered into an interest rate floor agreement to manage exposure to interest rate risk. At March 31, 1996, the Company had outstanding a $10,000,000 interest rate floor agreement pursuant to which, for a five-year period ending February 2000, the Company receives an interest payment if the three-month LIBOR declines below 6.25%.

This payment would be based upon the rate difference between current LIBOR and 6.25% accrued on the notional value of $10,000,000. The transaction fee paid of $88,000 is currently being amortized over the life of the contract. Interest earned during 1Q'96 totalled $12,892 on this agreement.

                          PART II - OTHER INFORMATION


ITEMS 1-5  - Not Applicable


ITEM 6     - Exhibits and reports on Form 8-K:

(A) EXHIBITS

2.1)    Agreement and Plan of Merger between
        CFX Corporation and The Safety Fund
        Corporation, dated January 5, 1996,
        as amended March 28, 1996 ...........................  Filed herewith

3.1)    Articles of Organization

               a.    Articles of Organization dated May 24, 1973.......... (2)
               b.    Amendment dated April 25, 1983....................... (2)
               c.    Amendment dated January 13, 1986..................... (6)
               d.    Amendment dated April 27, 1987....................... (2)
               e.    Amendment dated April 25, 1988....................... (2)
               f.    Further Amendment dated April 25, 1988............... (6)
3.2)    Amended and Restated By-Laws ..................................... (4)

4.1)    Certificate of Vote of Directors Establishing A Series of
        A Class of Stock.................................................  (5)

10.2)   The Safety Fund Corporation 1984 Incentive Stock Option Plan
        for Key Employees, as amended (1)................................  (3)

10.3)   The Safety Fund Corporation 1994 Incentive and Nonqualified
        Stock Option Plan (1)............................................  (4)

10.6)   Amended and Restated Employment Agreement between The Safety
        Fund Corporation and Christopher W. Bramley dated as
        of February 1, 1994 (1)..........................................  (6)

10.7)   Employment and Change of Control Agreement between The Safety
        Fund Corporation and Stephen R. Shirley dated June 1, 1994 (1)...  (4)

10.8)   Employment and Change of Control Agreement between The Safety
        Fund Corporation and James C. Garvey dated August 4, 1994 (1)....  (4)

10.9)  Incentive Plan for Senior Officers (1)........................... (4)

10.10) Stock Option Agreement between CFX Corporation and
       The Safety Fund Corporation, dated January 5, 1996............... (5)

10.11) Rights Agreement dated as of January 5, 1996 between The Safety
       Fund Corporation and Fleet National Bank of Massachusetts........ (5)

27.1)  Financial data schedule..........................................  20

_______________________________________________________________________________

       (1)  Management contract or compensatory plan.

       (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993

       (3) Incorporated by reference from the Exhibit 10.4 to Registration Statement No. 33-19325.

       (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994

       (5) Incorporated by reference to the Company's Current Report on Form 8-K as of January 5, 1996, filed on January 12, 1996.

       (6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(b) The Company filed a current report on Form 8-K on January 12, 1996 with respect to an Agreement and Plan of Merger entered into between CFX Corporation and the Company dated as of January 5, 1996 and the adoption of a Shareholder Rights Plan as of January 5, 1996. Both matters were reported under Item 5 of the report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE SAFETY FUND CORPORATION
                                        ----------------------------------------
                                                (Registrant)


Date:   May 8, 1996                     /S/ CHRISTOPHER W. BRAMLEY
      --------------------             -----------------------------------------
                                       Christopher W. Bramley
                                       President and Chief Executive Officer
                                       Principal Executive Officer



Date:    May 8, 1996                   /S/ MARTIN F. CONNORS, JR.
       --------------------            -----------------------------------------
                                       Martin F. Connors, Jr., Treasurer
                                       Principal Financial and Accounting
                                       Officer

                                                       (Signature)

                          THE SAFETY FUND CORPORATION
                               INDEX TO EXHIBITS



            Description                                          Page
_______________________________________________________________________________


  27.1)  Financial data schedule                                  20